Form 10-Q
period 2023-06-30
NORFOLK SOUTHERN CORP
filed 2023-07-27
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock ($1.00 par value per share)	227,015,277	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions, except per share amounts)

Railway operating revenues	$2,980	$3,250	$6,112	$6,165

Railway operating expenses
Compensation and benefits	693	614	1,383	1,233
Purchased services and rents	506	481	1,002	918
Fuel	263	408	578	709
Depreciation	321	304	642	606
Materials and other	205	172	417	343
Eastern Ohio incident	416	—	803	—

Total railway operating expenses	2,404	1,979	4,825	3,809

Income from railway operations	576	1,271	1,287	2,356

Other income (expense) – net	57	(14)	113	(19)
Interest expense on debt	170	170	345	338

Income before income taxes	463	1,087	1,055	1,999

Income taxes	107	268	233	477

Net income	$356	$819	$822	$1,522

Earnings per share
Basic	$1.56	$3.46	$3.61	$6.39
Diluted	1.56	3.45	3.60	6.37

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions)

Net income	$356	$819	$822	$1,522
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit (expense)	(6)	5	(11)	11
Other comprehensive income of equity investees	1	2	—	8

Other comprehensive income (loss), before tax	(5)	7	(11)	19
Income tax benefit (expense) related to items of other
comprehensive income (loss)	1	(1)	3	(5)

Other comprehensive income (loss), net of tax	(4)	6	(8)	14

Total comprehensive income	$352	$825	$814	$1,536

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$556	$456
Accounts receivable – net	1,089	1,148
Materials and supplies	272	253
Other current assets	114	150
Total current assets	2,031	2,007

Investments	3,673	3,694
Properties less accumulated depreciation of $13,024
and $12,592, respectively	32,474	32,156
Other assets	1,083	1,028

Total assets	$39,261	$38,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,416	$1,293
Short-term debt	130	100
Income and other taxes	243	312
Other current liabilities	792	341
Current maturities of long-term debt	405	603
Total current liabilities	2,986	2,649

Long-term debt	14,594	14,479
Other liabilities	1,814	1,759
Deferred income taxes	7,227	7,265

Total liabilities	26,621	26,152

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 227,015,277 and 228,076,415 shares,
respectively, net of treasury shares	228	230
Additional paid-in capital	2,160	2,157
Accumulated other comprehensive loss	(359)	(351)
Retained income	10,611	10,697

Total stockholders’ equity	12,640	12,733

Total liabilities and stockholders’ equity	$39,261	$38,885

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2023	2022
	($ in millions)
Cash flows from operating activities
Net income	$822	$1,522
Reconciliation of net income to net cash provided by operating activities:
Depreciation	642	606
Deferred income taxes	(35)	111
Gains and losses on properties	(25)	(37)
Changes in assets and liabilities affecting operations:
Accounts receivable	57	(230)
Materials and supplies	(19)	(71)
Other current assets	36	30
Current liabilities other than debt	460	75
Other – net	(92)	5

Net cash provided by operating activities	1,846	2,011

Cash flows from investing activities
Property additions	(948)	(837)
Property sales and other transactions	61	100
Investment purchases	(6)	(7)
Investment sales and other transactions	152	30

Net cash used in investing activities	(741)	(714)

Cash flows from financing activities
Dividends	(615)	(591)
Common stock transactions	(9)	(14)
Purchase and retirement of common stock	(303)	(1,454)
Proceeds from borrowings	724	1,732
Debt repayments	(802)	(550)

Net cash used in financing activities	(1,005)	(877)

Net increase in cash and cash equivalents	100	420

Cash and cash equivalents
At beginning of year	456	839

At end of period	$556	$1,259

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$318	$294
Income taxes (net of refunds)	315	321

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

Comprehensive income:
Net income				466	466
Other comprehensive loss			(4)		(4)
Total comprehensive income					462
Dividends on common stock,
$1.35 per share				(307)	(307)
Share repurchases	(1)	(6)		(156)	(163)
Stock-based compensation		4		(2)	2

Balance at March 31, 2023	229	2,155	(355)	10,698	12,727

Comprehensive income:
Net income				356	356
Other comprehensive loss			(4)		(4)
Total comprehensive income					352
Dividends on common stock,
$1.35 per share				(308)	(308)
Share repurchases	(1)	(4)		(135)	(140)
Stock-based compensation		9			9

Balance at June 30, 2023	$228	$2,160	$(359)	$10,611	$12,640

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2023 and December 31, 2022, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2023 and 2022, and our cash flows for the first six months of 2023 and 2022 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$627	$624	$1,280	$1,197
Chemicals	503	552	1,044	1,050
Metals and construction	415	420	815	795
Automotive	281	257	565	483
Merchandise	1,826	1,853	3,704	3,525
Intermodal	745	972	1,559	1,826
Coal	409	425	849	814

Total	$2,980	$3,250	$6,112	$6,165

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2023 and December 31, 2022.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 4% and 6% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarters of 2023 and 2022, respectively, and 5% and 7% for the first six months of 2023 and 2022, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2023	December 31, 2022
	($ in millions)

Customer	$818	$895
Non-customer	271	253

Accounts receivable – net	$1,089	$1,148

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at June 30, 2023 and December 31, 2022.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions)

Stock-based compensation expense	$11	$13	$22	$36
Total tax benefit	3	4	9	17

During 2023, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	69,580	$77.60
RSUs	20,150	199.33	193,371	233.71
PSUs	920	209.22	58,960	236.25

Stock Options

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions)

Options exercised	10,461	39,546	77,272	158,889
Cash received upon exercise	$1	$4	$6	$14
Related tax benefits realized	—	1	3	6

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2023	2022	2023	2022
	($ in millions)

RSUs vested	3,908	3,652	153,030	246,953
Common Stock issued net of tax withholding	2,811	2,612	107,419	174,976
Related tax benefits realized	$—	$—	$1	$5

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2023 and 2022.

	First Six Months
	2023	2022
	($ in millions)

PSUs earned	58,599	86,420
Common Stock issued net of tax withholding	40,255	54,651
Related tax benefits realized	$—	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in millions)

Net income	$356	$819	$356	$819
Dividend equivalent payments	—	(1)	—	(1)

Income available to common stockholders	$356	$818	$356	$818

Weighted-average shares outstanding	227.5	236.7	227.5	236.7
Dilutive effect of outstanding options and share-settled awards			0.5	0.8
Adjusted weighted-average shares outstanding			228.0	237.5

Earnings per share	$1.56	$3.46	$1.56	$3.45

	Basic		Diluted
	First Six Months
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in millions)

Net income	$822	$1,522	$822	$1,522
Dividend equivalent payments	(1)	(1)	(1)	(1)

Income available to common stockholders	$821	$1,521	$821	$1,521

Weighted-average shares outstanding	227.6	238.0	227.6	238.0
Dilutive effect of outstanding options and share-settled awards			0.5	0.9
Adjusted weighted-average shares outstanding			228.1	238.9

Earnings per share	$3.61	$6.39	$3.60	$6.37

During the second quarters and first six months of 2023 and 2022, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in both the second quarters and first six months ended June 30, 2023 and 2022.

4. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(8)	$(327)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(8)	$(359)

Six months ended June 30, 2022
Pensions and other postretirement liabilities	$(356)	$—	$8	$(348)
Other comprehensive income (loss) of equity investees	(46)	6	—	(40)

Accumulated other comprehensive loss	$(402)	$6	$8	$(388)

5.  Stock Repurchase Program

We repurchased and retired 1.3 million and 5.7 million shares of Common Stock under our stock repurchase programs in the first six months of 2023 and 2022, respectively, at a cost of $303 million and $1.5 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.6 billion at June 30, 2023 and December 31, 2022.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $39 million and $36 million for the second quarters of 2023 and 2022, respectively, and $84 million and $74 million for the first six months of 2023 and 2022, respectively. Our equity in Conrail’s earnings, net of amortization, was $19 million and $11 million for the second quarters of 2023 and 2022, respectively, and $35 million and $25 million for the first six months of 2023 and 2022, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2023 and December 31, 2022 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $69 million and $66 million for the second quarters of 2023 and 2022, respectively, and $135 million and $130 million for the first six months of 2023 and 2022, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $12 million and $11 million for the second quarters of 2023 and 2022, respectively, and $21 million in both the first six months of 2023 and 2022.

7.  Debt

In May 2023, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program was extended in the second quarter and now expires in May 2024. Amounts received under this facility are accounted for as borrowings. At June 30, 2023, we had $130 million (at an average variable interest rate of 5.81%) outstanding which is included within “Short-term debt” and our available borrowing capacity was $270 million. At December 31, 2022, we had $100 million (at an average variable interest rate of 5.05%) outstanding and our available borrowing capacity was $300 million. Our accounts receivable securitization program was supported by $840 million and $883 million in receivables at June 30, 2023 and December 31, 2022, respectively, which are included in “Accounts receivable – net”.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter
	2023	2022	2023	2022
	($ in millions)
Service cost	$6	$10	$1	$2
Interest cost	27	17	5	2
Expected return on plan assets	(52)	(54)	(3)	(3)
Amortization of net losses	1	12	—	—
Amortization of prior service benefit	—	—	(7)	(7)

Net benefit	$(18)	$(15)	$(4)	$(6)

	Pension Benefits		Other Postretirement Benefits
	First Six Months
	2023	2022	2023	2022
	($ in millions)
Service cost	$12	$20	$2	$3
Interest cost	54	34	9	4
Expected return on plan assets	(104)	(107)	(6)	(6)
Amortization of net losses	2	24	—	—
Amortization of prior service benefit	—	—	(13)	(13)

Net benefit	$(36)	$(29)	$(8)	$(12)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(14,999)	$(13,817)	$(15,082)	$(13,846)

10.  Commitments and Contingencies

Eastern Ohio Incident

Summary

On February 3, 2023, a train we operated derailed in East Palestine, Ohio. The derailed equipment included 38 railcars, 11 of which were non-Company-owned tank cars containing hazardous materials. Fires associated with the derailment threatened certain of the tank cars. There was concern about the risk that the contents of five of the tank cars carrying vinyl chloride might polymerize, which would have posed the risk of a catastrophic explosion. As a consequence, on February 6, 2023, the local incident commander—in consultation with the incident command that included, among others, federal, state and local officials and Norfolk Southern—opted to conduct a controlled vent and burn of five derailed tank cars, all of which contained vinyl chloride. This procedure involved creating holes in the five tank cars to drain the vinyl chloride into adjacent trenches that had been dug into the ground where such vinyl chloride was then burned, with any material remaining after burning of the vinyl chloride being remediated. The February 3rd derailment, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6th is hereinafter referred to as the “Incident.”

In response to the Incident, we have been working to clean the site safely and thoroughly, including those activities described in the Environmental Matters section below with respect to potentially impacted air, soil and water and to monitor for any impact on public health and the environment. We are working with federal, state, and local officials to mitigate impacts from the Incident, including, among other efforts, conducting environmental monitoring and clean-up activities (as more fully described below), and operating a family assistance center to provide financial support to affected members of the East Palestine and surrounding communities.

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, during the first six months of 2023, we have recognized $803 million of expense for costs directly attributable to the Incident ($416 million of which was recognized in the second quarter), which is presented in “Eastern Ohio incident” on the Consolidated Statements of Income. During the first six months of 2023, our cash expenditures attributable to the Incident were $287 million, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. The difference between the recognized expense and cash expenditures during the first six months of 2023, $516 million, is primarily comprised of our current estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings, which are discussed in further detail below.

While certain costs recorded during the first six months of 2023 may be recoverable from third parties or under our insurance policies in effect at the date of the Incident, no estimate of potential recoveries has yet been recorded. Any amounts recoverable from third parties or under our insurance policies will be reflected in future periods in which recovery is considered probable. For additional information about our insurance coverage, see “Insurance” below.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, and the Pennsylvania Department of Environmental Protection (DEP), to conduct environmental response and remediation activities, including but not limited to, air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities, and excavating and disposing of potentially affected soil at hazardous waste landfills or incinerators. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO and are currently cooperating with U.S. EPA as well as the Ohio EPA and Pennsylvania DEP, pursuant to the UAO and the directives issued thereunder.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) and the U.S. EPA filed a civil complaint (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief, cost recovery and civil penalties for violations of the Clean Water Act and seeking cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a CERCLA lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking statutory damages for a variety of tort and environmental claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and on June 30, 2023, we filed a third-party complaint bringing in numerous parties involved in the Incident.

In connection with the foregoing items, we recognized $581 million of expense during the first six months of 2023 ($264 million of which was recognized in the second quarter), of which $208 million was paid during the first six months of 2023, related to probable obligations that are reasonably estimable, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 410-30, “Environmental Obligations.” Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the DOJ Complaint (including potential civil penalties related to violations of the Clean Water Act). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, when activities at the site transition from extensive soil and water disposal and air monitoring activities to additional assessment and investigative efforts, the nature and extent of required future cleanup activities (including those resulting from additional assessment and investigative activities that will be conducted at the site), the extent and duration of governmental oversight, and the success of current cleanup techniques, amongst other factors. As clean-up efforts progress and more information is available, including any federal and state requirements, we will review these estimates and revise as appropriate.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) alleging various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. The putative classes are defined by reference to a class area covering a 30-mile radius. The court in the putative class action has established a fact discovery deadline in January 2024. Additional lawsuits are also pending in the same court and others, such as lawsuits pending in the Western District of Pennsylvania brought by three local school districts and including claims such as negligence, nuisance, trespass, and future health monitoring. The putative class action and individual lawsuits are collectively referred to herein as the Incident Lawsuits. In accordance with ASC 450, “Contingencies,” we have recognized a $105 million loss during the first six months of 2023 with respect to the Incident Lawsuits ($77 million of which was recognized during the second quarter based on updated information and related discussions, including currently estimated liabilities related to tailored property value and drinking water protection programs being negotiated with relevant stakeholders, including the Ohio AG, to assist affected residents and businesses). We have made $25 million in payments during the first six months of 2023 with respect to these matters.

•Securities litigation and demands, including a securities class action lawsuit under the Securities Exchange Act of 1934 filed in the Southern District of Ohio alleging multiple securities law violations, a securities class action lawsuit under the Securities Act of 1933 filed in the Southern District of New York alleging misstatements in association with our debt offerings, and multiple shareholder document and litigation demand letters that we have received (collectively, the Shareholder Matters). No responsive pleadings have been filed yet, although we are seeking to transfer the matter filed in the Southern District of Ohio to the Northern District of Georgia.

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

In addition to the costs associated with environmental matters and legal proceedings and claims, we incurred other expenses directly related to the Incident of $117 million during the first six months of 2023 ($75 million of which was recognized in the second quarter) pertaining to legal fees, community support, and other response-related activities. The reserves established by us during the first six months of 2023 do not include any estimate of loss for the following additional items, for which we believe a loss is either not probable or not reasonably estimable for the reasons noted: (i) the overall cost to us for the healthcare fund being developed in conjunction with relevant stakeholders, including the Ohio AG, for affected residents (given the preliminary nature of such discussions), which amount will impact our loss contingency analysis with respect to the Incident Lawsuits described above, or (ii) any fines or penalties (in excess of the reserves established for Clean Water Act-related civil penalties) that may be imposed as a result of the Incident Inquiries and Investigations, as more specifically set forth and defined below (the outcome of which are uncertain at this time). Additionally, as noted above, amounts recognized during the first six months of 2023 do not include potential recoveries from third parties, including but not limited to the impact of our insurance coverage, which may apply to various Incident-related expenses or liabilities, as more specifically set forth further below (given the preliminary nature of any related discussions with our insurers).

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the DOJ and the U.S. EPA, the Ohio EPA, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). The outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our expenses for the first six months of 2023 do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB issued a preliminary report indicating that one of the cars involved in the derailment appeared to have a wheel bearing in the final stage of overheat failure moments before the derailment. Their preliminary report also indicates that the rail crew was operating the train within our rules; the rail crew operated the train below the track speed limit, the wayside heat detectors were operating as designed; and once the rail crew was alerted by the wayside detector, they immediately began to stop the train. The NTSB conducted a subsequent investigative field hearing in East Palestine, Ohio on June 22 and 23, 2023. The NTSB’s investigation remains ongoing. We expect the NTSB to issue a final report, with a probable cause determination and safety recommendations, in 2024.

Concurrent with the NTSB Investigation, the FRA is also investigating the Incident. Similar in scope to the NTSB Investigation, the FRA is examining railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation). The FRA Incident Investigation may result in the assessment of civil penalties. In addition to the FRA Incident Investigation, the FRA recently completed a 60-day supplemental safety assessment (the FRA Safety Assessment). The FRA Safety Assessment included a review of findings from a previously completed 2022 system audit and an assessment of operational elements including, but not limited to: track, signal, and rolling stock maintenance, inspection and repair practices; protection of employees; communications between transportation departments and mechanical and engineering staff; operation control center procedures and dispatcher training. The overall scope of the FRA Safety Assessment was to examine our safety culture. We expect the FRA to issue a public report in early August including its findings and recommended corrective actions. The FRA Incident Investigation remains ongoing.

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. On April 19, 2023, the court disposed of all remaining state equitable relief claims. A notice of appeal was filed on May 16, 2023. We will continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation (including the related appeal) will not be material. Until such appeal is final, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $60 million at June 30, 2023 and $66 million at December 31, 2022, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2023, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 82 known locations and projects compared with 85 locations and projects at December 31, 2022. At June 30, 2023, nineteen sites accounted for $49 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

In addition, we understand the imperative to continue improving quality of life for our craft employees and remain actively engaged with our unions in voluntary local discussions (none of which carry the risk of a work stoppage) on this important issue.

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

Asset Purchase and Sale Agreement

In November 2022, we entered into an asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. The agreement is conditioned upon the following, among other items: (i) approval by the voters of the City of Cincinnati (Cincinnati Voter Approval), and (ii) the receipt of regulatory approval from the U.S. Surface Transportation Board (STB). On June 28, 2023, we entered into an amended and restated asset purchase and sale agreement which increased the purchase price by $500,000 and clarified the impact of Cincinnati Voter Approval on the closing timeline. If Cincinnati Voter Approval is obtained in November 2023, the transaction will close on the later of the date that is five days after all conditions have been satisfied (including potential STB regulatory approval) or March 15, 2024. Following the June 2023 amendment, the total purchase price for the line and other associated real and personal property included in the transaction is expected to be between $1.6 billion and $1.7 billion.

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

Our second-quarter results reflect declines in income from railway operations, net income and diluted earnings per share as we continued our response efforts to a February 2023 derailment of 38 railcars in Eastern Ohio. During the quarter, we recognized $416 million in additional expenses related to ongoing environmental cleanup and remediation efforts, legal proceedings resulting from the Incident, and other Incident-related costs. We continue to work with federal, state, and local officials to mitigate impacts from the Incident and to provide support to affected members of the community. Please see Note 10 in the Notes to Consolidated Financial Statements for a detailed discussion of the Incident.

Further impacting our second-quarter 2023 financial results was a decline in railway operating revenues. The reduction in revenue was due to a decline in volumes, as service challenges and a weaker demand environment restricted our ability to grow, and a lower average revenue per unit, driven by lower fuel surcharge revenue. In addition to the costs recognized from the Incident, our operating expenses were also slightly higher, driven by inflationary pressures, higher service-related costs and increased headcount, though mostly offset by the impact of lower fuel expense. As we continue to make progress in response to the derailment and support the impacted community, we remain committed to our strategy — a balanced approach of delivering safe, reliable and resilient service, smart and sustainable growth, and continuous productivity improvement.

SUMMARIZED RESULTS OF OPERATIONS

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change
	($ in millions, except per share amounts)

Income from railway operations	$576	$1,271	(55%)	$1,287	$2,356	(45%)
Net income	$356	$819	(57%)	$822	$1,522	(46%)
Diluted earnings per share	$1.56	$3.45	(55%)	$3.60	$6.37	(43%)
Railway operating ratio (percent)	80.7	60.9	33%	78.9	61.8	28%

Results for the second quarter and first six months of 2023 included $416 million and $803 million, respectively, of expenses included in income from railway operations arising from the Incident, which reduced net income by $317 million and $610 million, respectively, and diluted earnings per share by $1.39 and $2.67, respectively. For more information see Note 10 in the Notes to Consolidated Financial Statements. Second quarter and the first six months income from railway operations, net income, and diluted earnings per share were further impacted by the factors set forth further below.

The following tables adjusts our 2023 GAAP financial results for the second quarter and the first six months to exclude the effects of the Incident. The income tax effects of this non-GAAP adjustment were calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2023 costs arising from the Incident. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for the Second Quarter
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$576	$416	$992
Net income	$356	$317	$673
Diluted earnings per share	$1.56	$1.39	$2.95
Railway operating ratio (percent)	80.7	(14.0)	66.7

In the table below, references to the results for the second quarter of 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	Second Quarter
	Adjusted 2023 (non-GAAP)	2022	Adjusted 2023 (non-GAAP) vs. 2022
	($ in millions, except per share amounts)		% change

Income from railway operations	$992	$1,271	(22%)
Net income	$673	$819	(18%)
Diluted earnings per share	$2.95	$3.45	(14%)
Railway operating ratio (percent)	66.7	60.9	10%

	Non-GAAP Reconciliation for First Six Months
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$1,287	$803	$2,090
Net income	$822	$610	$1,432
Diluted earnings per share	$3.60	$2.67	$6.27
Railway operating ratio (percent)	78.9	(13.1)	65.8

In the table below, references to the results for the first six months of 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Six Months
	Adjusted 2023 (non-GAAP)	2022	Adjusted 2023 (non-GAAP) vs. 2022
	($ in millions, except per share amounts)		% change

Income from railway operations	$2,090	$2,356	(11%)
Net income	$1,432	$1,522	(6%)
Diluted earnings per share	$6.27	$6.37	(2%)
Railway operating ratio (percent)	65.8	61.8	6%

On a non-GAAP basis excluding the impact of the Incident, income from railway operations decreased in both periods due to lower railway operating revenues and increased operating expenses. Railway operating revenues declined in both periods due to decreased volumes and lower intermodal storage revenues compared to the same period last year, while the second quarter also experienced a larger decline in fuel surcharge revenue. Increased railway operating expenses in both periods were primarily driven by inflationary pressures, higher service-related costs and increased headcounts which, during the second quarter, were mostly offset by lower fuel expense.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2023	2022	% change	2023	2022	% change
Merchandise:
Agriculture, forest and consumer products	$627	$624	—%	$1,280	$1,197	7%
Chemicals	503	552	(9%)	1,044	1,050	(1%)
Metals and construction	415	420	(1%)	815	795	3%
Automotive	281	257	9%	565	483	17%
Merchandise	1,826	1,853	(1%)	3,704	3,525	5%
Intermodal	745	972	(23%)	1,559	1,826	(15%)
Coal	409	425	(4%)	849	814	4%
Total	$2,980	$3,250	(8%)	$6,112	$6,165	(1%)

Units
Merchandise:
Agriculture, forest and consumer products	187.7	183.6	2%	375.4	361.2	4%
Chemicals	126.7	140.0	(10%)	262.8	269.4	(2%)
Metals and construction	161.7	163.9	(1%)	315.1	311.9	1%
Automotive	90.6	85.7	6%	178.7	166.9	7%
Merchandise	566.7	573.2	(1%)	1,132.0	1,109.4	2%
Intermodal	925.4	1,016.5	(9%)	1,842.2	1,973.0	(7%)
Coal	165.5	166.1	—%	339.3	331.7	2%
Total	1,657.6	1,755.8	(6%)	3,313.5	3,414.1	(3%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,342	$3,398	(2%)	$3,410	$3,314	3%
Chemicals	3,966	3,941	1%	3,973	3,897	2%
Metals and construction	2,569	2,560	—%	2,587	2,548	2%
Automotive	3,102	3,007	3%	3,164	2,894	9%
Merchandise	3,222	3,233	—%	3,273	3,177	3%
Intermodal	805	955	(16%)	846	925	(9%)
Coal	2,470	2,562	(4%)	2,502	2,455	2%
Total	1,798	1,851	(3%)	1,845	1,806	2%

Railway operating revenues decreased $270 million in the second quarter and $53 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(21)	$(87)	$(2)	$72	$(121)	$19
Fuel surcharge revenue	(35)	(96)	(3)	49	(67)	15
Rate, mix and other	29	(44)	(11)	58	(79)	1

Total	$(27)	$(227)	$(16)	$179	$(267)	$35

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $287 million and $421 million in the second quarters of 2023 and 2022, respectively, and $662 million and $665 million for the first six months of 2023 and 2022, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2023, we expect that revenue will decline compared to 2022 driven by lower fuel prices, declining storage service charges, and softening coal pricing.

Merchandise

Merchandise revenues decreased during the second quarter but increased during the first six months. The decrease during the second quarter was due to lower volume and lower average revenue per unit, driven by lower fuel surcharge revenue partially offset by increased pricing. The increase during the first six months was primarily due to higher average revenue per unit, driven by increased pricing and higher fuel surcharge revenue, and higher volume.

Agriculture, forest and consumer products volume increased in both periods as increases in corn, fertilizers, food oils, ethanol and wheat more than offset the declines in pulpboard, graphic paper and woodchips. Volume gains in corn, fertilizers, food oils, ethanol and wheat were driven by increased market demand. The decline in pulpboard and graphic paper were due to higher inventories which lowered the demand for shipments, while the decline in woodchips was due to a customer mill closing.

Chemicals volume declined in both periods as reduced shipments of crude oil, plastics, natural gas liquids, and organic and inorganic chemicals, more than the offset increases in sand and solid waste. Volume declines for crude oil were driven by production outages and soft demand in the energy markets. Plastics, natural gas liquids and organic chemicals volume declined as a result of lower demand, while the decline in inorganic chemicals was driven by reduced production. Volume gains in sand were driven by current market demand, while the increase in solid waste was due to growth with existing customers.

Metals and construction volume decreased during the second quarter but increased during the first six months. The decline in the second quarter was due to lower volumes of kaolin and construction materials. The volume decline in kaolin was largely driven by higher inventories which lowered demand, while the decline in construction materials was due to extended cycle times and local service challenges. The increase during first six months was largely driven by increased demand for aggregates, scrap metal and cement, which more than offset declines in kaolin and construction materials.

Automotive volume was higher in both periods due to higher finished vehicle inventory levels available for rail transportation.

Intermodal

Intermodal revenues decreased in both periods the result of lower average revenue per unit, driven by lower fuel surcharge revenue and storage service charges, and decreased volume.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change

Domestic	577.0	670.4	(14%)	1,164.7	1,323.8	(12%)
International	348.4	346.1	1%	677.5	649.2	4%

Total	925.4	1,016.5	(9%)	1,842.2	1,973.0	(7%)

Domestic volume declined in both periods due to a decrease in freight demand as a result of reduced consumer consumption combined with high inventories. International volume increased in both periods, driven by ocean carriers favoring inland point intermodal traffic, partially offset by a decrease in imports.

Coal

Coal revenues decreased for the second quarter but increased for the first six months. The second quarter decline was the result of lower average revenue per unit, driven by lower pricing and decreased fuel surcharge revenue, partially offset by favorable traffic mix. The increase in the first six months was due to increased volume and higher average revenue per unit, driven by traffic mix and higher fuel surcharge revenue partially offset by declining prices.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change

Utility	6,852	8,267	(17%)	15,062	17,228	(13%)
Export	7,697	6,514	18%	15,903	12,928	23%
Domestic metallurgical	3,059	2,782	10%	5,390	5,212	3%
Industrial	882	1,083	(19%)	1,571	1,886	(17%)

Total	18,490	18,646	(1%)	37,926	37,254	2%

Coal tonnage declined during the second quarter but rose for the first six months. Both periods saw increases in export and domestic metallurgical tonnage with declines in utility and industrial tonnage. Export and domestic metallurgical tonnage was higher due to increased demand and coal supply. Utility tonnage decreased as a result of low natural gas prices, high stockpiles, and mild winter weather. Industrial coal tonnage decreased due to reduced coal shipments related to sourcing changes.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change

Compensation and benefits	$693	$614	13%	$1,383	$1,233	12%
Purchased services and rents	506	481	5%	1,002	918	9%
Fuel	263	408	(36%)	578	709	(18%)
Depreciation	321	304	6%	642	606	6%
Materials and other	205	172	19%	417	343	22%
Eastern Ohio incident	416	—		803	—

Total	$2,404	$1,979	21%	$4,825	$3,809	27%

Compensation and benefits expense increased in both periods as follows:

•increased pay rates (up $54 million for the quarter and $103 million for the first six months),
•employee activity levels (up $30 million for the quarter and $66 million for the first six months),
•incentive compensation (down $12 million for the quarter and $22 million for the first six months), and
•other (up $7 million for the quarter and $3 million for the first six months).

Average rail headcount for the quarter was up by 1,400 compared with the second quarter of 2022 primarily due to the hiring of additional train and engine craft employees.

Purchased services and rents increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change

Purchased services	$407	$387	5%	$806	$736	10%
Equipment rents	99	94	5%	196	182	8%

Total	$506	$481	5%	$1,002	$918	9%

Purchased services rose in both periods due to increased operational and transportation expenses and higher technology-related expenses. In addition, the first six months were impacted by higher intermodal-related expenses. Equipment rents increased in both periods as lower network fluidity led to greater time-and-mileage expenses and increased intermodal equipment expenses. We also incurred higher freight car lease costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both periods due to lower locomotive fuel prices (down 36% in the second quarter and 19% in the first six months) partially offset by slightly higher locomotive fuel consumption (up 1% in both the second quarter and first six months).

Depreciation expense increased in both periods due to our higher asset base and the impact of the results of our periodic roadway study.

Materials and other expenses increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2023	2022	% change	2023	2022	% change

Materials	$88	$70	26%	$179	$132	36%
Claims	60	64	(6%)	114	113	1%
Other	57	38	50%	124	98	27%

Total	$205	$172	19%	$417	$343	22%

Materials expense increased in both periods due to increased locomotive and freight car materials costs. Claims expense decreased in the second quarter, but slightly increased in the first six months of 2023. Both periods experienced lower costs associated with personal injury claims and environmental matters unrelated to the Incident. Claims expense for the first six months increased as a result of higher costs associated with derailments unrelated to the Incident. Other expense increased in both periods due to higher travel-related expenses and lower gains from operating property sales. Gains from operating property sales, included in Other, totaled $19 million and $28 million for the second quarter in 2023 and 2022, respectively, and $22 million and $34 million in the first six months of 2023 and 2022, respectively.

Eastern Ohio incident

During the second quarter and the first six months of 2023, we recorded $416 million and $803 million, respectively, for costs primarily associated with environmental matters and legal proceedings. The expense recorded in the first six months does not include any estimates for amounts that may be recovered from third parties or under our insurance policies. For further details regarding the Incident, see Note 10 in the Notes to Consolidated Financial Statements.

Other income (expense) – net

Other income increased $71 million in the second quarter and $132 million for the first six months, as both periods reflect higher returns on corporate-owned life insurance (COLI).

Income taxes

The effective tax rates for the second quarter and first six months of 2023 were 23.1% and 22.1%, compared with 24.7% and 23.9%, respectively, for the same periods last year. Both periods in 2023 reflect higher returns on COLI slightly offset by lower tax benefits on stock-based compensation, while the year-to-date rate also includes the benefit of certain business tax credits recognized in the first quarter.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.8 billion for the first six months of 2023, compared with $2.0 billion for the same period of 2022. The decrease reflects lower operating results, offset in part by changes in working capital. We had negative working capital of $955 million and $642 million at June 30, 2023 and December 31, 2022, respectively. Cash and cash equivalents totaled $556 million at June 30, 2023.

Cash used in investing activities was $741 million for the first six months of 2023, compared with $714 million for the same period last year. The increase was primarily driven by higher property additions and lower proceeds from property sales, partially offset by COLI investment activity. For 2023, we expect property additions will be approximately $2.2 billion.

Cash used in financing activities was $1.0 billion for the first six months of 2023, compared with $877 million for the same period last year. The increase reflects lower proceeds from borrowing and higher debt repayments, partially offset by lower repurchases of Common Stock. We repurchased $303 million of Common Stock in the first six months of 2023 compared to $1.5 billion in the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In May 2023, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program was extended in the second quarter and now expires in May 2024. We had $130 million outstanding under this program at June 30, 2023 and $100 million outstanding at December 31, 2022. Our available borrowing capacity was $270 million and $300 million at June 30, 2023 and December 31, 2022, respectively.

In February 2023, we issued $500 million of 4.45% senior notes due 2033.

Our debt-to-total capitalization ratio was 54.5% at June 30, 2023 and 54.4% at December 31, 2022. We have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at June 30, 2023 or December 31, 2022.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $530 million and $610 million at June 30, 2023 and December 31, 2022, respectively.

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

In June 2023, we amended and restated our asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. Following this amendment, the total purchase price for the line and other associated real and personal property included in the transaction is expected to be between $1.6 billion and $1.7 billion. The agreement is conditioned upon the following, among other items: (i) Cincinnati Voter Approval, and (ii) the receipt of regulatory approval from the STB. If Cincinnati Voter Approval is obtained in November 2023, the transaction will close on the later of the date that is five days after all remaining conditions have been satisfied (including potential STB regulatory approval) or March 15, 2024.

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

Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, when activities at the site transition from extensive soil and water disposal and air monitoring activities to additional assessment and investigative efforts, the nature and extent of required future cleanup activities (including those resulting from additional assessment and investigative activities that will be conducted at the site), the extent and duration of governmental oversight, and the success of current cleanup techniques, amongst other factors. Additionally, the final outcome of any of the legal proceedings and regulatory inquiries and investigations cannot be predicted with certainty, and unfavorable or unexpected developments or outcomes could result in new or additional accruals that could be material. Furthermore, certain of these costs may be recoverable from third parties or under our insurance policies in effect at the date of the Incident. Any amounts that are recoverable from third parties or under our insurance policies will be reflected in periods in which we determine that such amounts are probable of recovery.

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

In addition, we understand the imperative to continue improving quality of life for our craft employees and remain actively engaged with our unions in voluntary local discussions (none of which carry the risk of a work stoppage) on this important issue.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed under “Risk Factors” in our latest Form 10-K, as supplemented in Part II, Item 1A of this Form 10-Q, as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2023.  Based on such evaluation, our officers have concluded that, at June 30, 2023, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2023, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 10 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

The risks set forth in “Risk Factors” included in our 2022 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks are updated to include the following risks.

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

In addition, while we have provided estimates of probable and reasonably estimable liabilities with respect to the Incident and the Incident Proceedings, we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty and such estimates may change over time due to a variety of factors, including but not limited to those set forth in Note 10 hereto or other unfavorable or unexpected developments or outcomes which could result in our current estimates being insufficient. These estimated amounts also do not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons set forth in Note 10 hereto. As a result, our currently accrued amounts of estimated liabilities may be insufficient, and any additional, new or updated accruals may potentially have a material adverse effect on our results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)

April 1-30, 2023	14,773	$203.06	14,773	$7,324,271,033
May 1-31, 2023	83,840	205.74	83,840	7,307,021,689
June 1-30, 2023	541,523	222.23	541,523	7,186,677,232

Total	640,136		640,136

(1)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of June 30, 2023, $7.2 billion remains authorized for repurchase.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

10.1*	First Amendment to the Credit Agreement dated as of May 4, 2023 (to the Credit Agreement dated as of March 27, 2020).

10.2*	Commitment Termination Date Extension Request effective as of May 26, 2023 to the Amended and Restated Transfer and Administrative Agreement dated as of May 28, 2021.

10.3*
First Amended and Restated Asset Purchase and Sale Agreement dated as of June 28, 2023 between Board of Trustees of the Cincinnati Southern Railway, Norfolk Southern Railway Company and The Cincinnati, New Orleans and Texas Pacific Railway Company.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2023 and 2022; (iii) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (iv) the Consolidated Statements of Cash Flows for the first six months of 2023 and 2022; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 27, 2023	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 27, 2023	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)