Form 10-Q
period 2023-09-30
NORFOLK SOUTHERN CORP
filed 2023-10-25
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock ($1.00 par value per share)	226,136,334	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions, except per share amounts)

Railway operating revenues	$2,971	$3,343	$9,083	$9,508

Railway operating expenses
Compensation and benefits	715	735	2,098	1,968
Purchased services and rents	517	484	1,519	1,402
Fuel	289	383	867	1,092
Depreciation	326	306	968	912
Materials and other	205	163	622	506
Eastern Ohio incident	163	—	966	—

Total railway operating expenses	2,215	2,071	7,040	5,880

Income from railway operations	756	1,272	2,043	3,628

Other income (expense) – net	40	(2)	153	(21)
Interest expense on debt	182	177	527	515

Income before income taxes	614	1,093	1,669	3,092

Income taxes	136	135	369	612

Net income	$478	$958	$1,300	$2,480

Earnings per share
Basic	$2.11	$4.11	$5.71	$10.49
Diluted	2.10	4.10	5.70	10.45

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions)

Net income	$478	$958	$1,300	$2,480
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit (expense)	(6)	6	(17)	17
Other comprehensive income (loss) of equity investees	(1)	5	(1)	13

Other comprehensive income (loss), before tax	(7)	11	(18)	30
Income tax benefit (expense) related to items of other
comprehensive income (loss)	2	—	5	(5)

Other comprehensive income (loss), net of tax	(5)	11	(13)	25

Total comprehensive income	$473	$969	$1,287	$2,505

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,506	$456
Accounts receivable – net	1,210	1,148
Materials and supplies	303	253
Other current assets	123	150
Total current assets	3,142	2,007

Investments	3,824	3,694
Properties less accumulated depreciation of $13,162
and $12,592, respectively	32,668	32,156
Other assets	1,105	1,028

Total assets	$40,739	$38,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,499	$1,293
Short-term debt	—	100
Income and other taxes	213	312
Other current liabilities	797	341
Current maturities of long-term debt	405	603
Total current liabilities	2,914	2,649

Long-term debt	16,179	14,479
Other liabilities	1,824	1,759
Deferred income taxes	7,207	7,265

Total liabilities	28,124	26,152

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 226,136,334 and 228,076,415 shares,
respectively, net of treasury shares	227	230
Additional paid-in capital	2,163	2,157
Accumulated other comprehensive loss	(364)	(351)
Retained income	10,589	10,697

Total stockholders’ equity	12,615	12,733

Total liabilities and stockholders’ equity	$40,739	$38,885

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2023	2022
	($ in millions)
Cash flows from operating activities
Net income	$1,300	$2,480
Reconciliation of net income to net cash provided by operating activities:
Depreciation	968	912
Deferred income taxes	(53)	23
Gains and losses on properties	(34)	(54)
Changes in assets and liabilities affecting operations:
Accounts receivable	(65)	(174)
Materials and supplies	(50)	(58)
Other current assets	37	57
Current liabilities other than debt	538	273
Other – net	(135)	(35)

Net cash provided by operating activities	2,506	3,424

Cash flows from investing activities
Property additions	(1,496)	(1,282)
Property sales and other transactions	62	193
Investment purchases	(120)	(8)
Investment sales and other transactions	160	37

Net cash used in investing activities	(1,394)	(1,060)

Cash flows from financing activities
Dividends	(920)	(881)
Common stock transactions	(9)	(5)
Purchase and retirement of common stock	(503)	(2,284)
Proceeds from borrowings	2,303	1,732
Debt repayments	(933)	(551)

Net cash used in financing activities	(62)	(1,989)

Net increase in cash and cash equivalents	1,050	375

Cash and cash equivalents
At beginning of year	456	839

At end of period	$1,506	$1,214

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$451	$425
Income taxes (net of refunds)	521	578

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

Comprehensive income:
Net income				466	466
Other comprehensive loss			(4)		(4)
Total comprehensive income					462
Dividends on common stock,
$1.35 per share				(307)	(307)
Share repurchases	(1)	(6)		(156)	(163)
Stock-based compensation		4		(2)	2

Balance at March 31, 2023	229	2,155	(355)	10,698	12,727

Comprehensive income:
Net income				356	356
Other comprehensive loss			(4)		(4)
Total comprehensive income					352
Dividends on common stock,
$1.35 per share				(308)	(308)
Share repurchases	(1)	(4)		(135)	(140)
Stock-based compensation		9			9

Balance at June 30, 2023	228	2,160	(359)	10,611	12,640

Comprehensive income:
Net income				478	478
Other comprehensive loss			(5)		(5)
Total comprehensive income					473
Dividends on common stock,
$1.35 per share				(305)	(305)
Share repurchases	(1)	(9)		(195)	(205)
Stock-based compensation		12			12

Balance at September 30, 2023	$227	$2,163	$(364)	$10,589	$12,615

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2023 and December 31, 2022, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2023 and 2022, and our cash flows for the first nine months of 2023 and 2022 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$611	$642	$1,891	$1,839
Chemicals	498	570	1,542	1,620
Metals and construction	417	442	1,232	1,237
Automotive	274	276	839	759
Merchandise	1,800	1,930	5,504	5,455
Intermodal	737	942	2,296	2,768
Coal	434	471	1,283	1,285

Total	$2,971	$3,343	$9,083	$9,508

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2023 and December 31, 2022.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarter and first nine months of 2023, and 7% for the third quarter and first nine months of 2022.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2023	December 31, 2022
	($ in millions)

Customer	$883	$895
Non-customer	327	253

Accounts receivable – net	$1,210	$1,148

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at September 30, 2023 and December 31, 2022.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions)

Stock-based compensation expense	$10	$13	$32	$49
Total tax benefit	2	7	11	24

During 2023, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	69,580	$77.60
RSUs	6,448	230.82	199,819	233.61
PSUs	110	234.37	59,070	236.25

Stock Options

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions)

Options exercised	9,934	116,881	87,206	275,770
Cash received upon exercise	$1	$9	$7	$23
Related tax benefits realized	—	5	3	11

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	($ in millions)

RSUs vested	2,587	557	155,617	247,510
Common Stock issued net of tax withholding	1,734	397	109,153	175,373
Related tax benefits realized	$—	$—	$1	$5

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2023 and 2022.

	First Nine Months
	2023	2022
	($ in millions)

PSUs earned	58,599	86,420
Common Stock issued net of tax withholding	40,255	54,651
Related tax benefits realized	$—	$1

3.  Income Taxes

On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, which reduced its corporate income tax rate from 9.99% to 4.99%, through a series of phased reductions beginning each tax year from January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, in the third quarter of 2022 we recognized a $136 million benefit in “Income taxes” with a corresponding reduction in “Deferred income taxes.”

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in millions)

Net income	$478	$958	$478	$958
Dividend equivalent payments	(1)	—	(1)	—

Income available to common stockholders	$477	$958	$477	$958

Weighted-average shares outstanding	226.4	233.2	226.4	233.2
Dilutive effect of outstanding options and share-settled awards			0.6	0.8
Adjusted weighted-average shares outstanding			227.0	234.0

Earnings per share	$2.11	$4.11	$2.10	$4.10

	Basic		Diluted
	First Nine Months
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in millions)

Net income	$1,300	$2,480	$1,300	$2,480
Dividend equivalent payments	(2)	(1)	(2)	(1)

Income available to common stockholders	$1,298	$2,479	$1,298	$2,479

Weighted-average shares outstanding	227.2	236.4	227.2	236.4
Dilutive effect of outstanding options and share-settled awards			0.6	0.8
Adjusted weighted-average shares outstanding			227.8	237.2

Earnings per share	$5.71	$10.49	$5.70	$10.45

During the third quarters and first nine months of 2023 and 2022, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the third quarters and first nine months ended September 30, 2023 and 2022.

5.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(13)	$(332)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(13)	$(364)

Nine months ended September 30, 2022
Pensions and other postretirement liabilities	$(356)	$—	$14	$(342)
Other comprehensive income (loss) of equity investees	(46)	11	—	(35)

Accumulated other comprehensive loss	$(402)	$11	$14	$(377)

6.  Stock Repurchase Program

We repurchased and retired 2.2 million and 9.2 million shares of Common Stock under our stock repurchase programs in the first nine months of 2023 and 2022, respectively, at a cost of $508 million and $2.3 billion, inclusive of excise taxes.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.6 billion at both September 30, 2023 and December 31, 2022.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $39 million and $42 million for the third quarters of 2023 and 2022, respectively, and $123 million and $116 million for the first nine months of 2023 and 2022, respectively. Our equity in Conrail’s earnings, net of amortization, was $15 million for both the third quarters of 2023 and 2022 and $50 million and $40 million for the first nine months of 2023 and 2022, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2023 and December 31, 2022 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $66 million and $63 million for the third quarters of 2023 and 2022, respectively, and $201 million and $193 million for the first nine months of 2023 and 2022, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $13 million and $18 million for the third quarters of 2023 and 2022, respectively, and $34 million and $39 million in the first nine months of 2023 and 2022, respectively.

8.  Debt

In August 2023, we issued $600 million of 5.05% senior notes due 2030 and $1.0 billion of 5.35% senior notes due 2054.

In May 2023, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2024. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program at September 30, 2023 and our available borrowing capacity was $400 million. At December 31, 2022, we had $100 million (at an average variable interest rate of 5.05%) outstanding and our available borrowing capacity was $300 million. Our accounts receivable securitization program was supported by $911 million and $883 million in receivables at September 30, 2023 and December 31, 2022, respectively, which are included in “Accounts receivable – net”.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter
	2023	2022	2023	2022
	($ in millions)
Service cost	$7	$10	$1	$1
Interest cost	27	17	4	3
Expected return on plan assets	(53)	(53)	(2)	(3)
Amortization of net losses	1	12	(1)	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(18)	$(14)	$(4)	$(5)

	Pension Benefits		Other Postretirement Benefits
	First Nine Months
	2023	2022	2023	2022
	($ in millions)
Service cost	$19	$30	$3	$4
Interest cost	81	51	13	7
Expected return on plan assets	(157)	(160)	(8)	(9)
Amortization of net losses	3	36	(1)	—
Amortization of prior service benefit	—	—	(19)	(19)

Net benefit	$(54)	$(43)	$(12)	$(17)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2023 or December 31, 2022. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(16,584)	$(14,405)	$(15,082)	$(13,846)

11.  Commitments and Contingencies

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

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, during the first nine months of 2023 we have recognized $966 million of expense for costs directly attributable to the Incident ($163 million of which was recognized in the third quarter), which is presented in “Eastern Ohio incident” on the Consolidated Statements of Income. These amounts are net of $25 million in insurance recoveries recorded during the third quarter related to the Incident. During the first nine months of 2023, our cash expenditures attributable to the Incident were $511 million, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. The difference between the recognized expense and cash expenditures during the first nine months of 2023, $455 million comprises primarily of our current estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings, which are discussed in further detail below.

While certain costs recorded during the first nine months of 2023 may be recoverable under our insurance policies in effect at the date of the Incident or, from third parties, to date we have recognized $25 million in insurance recoveries. Any additional amounts recoverable under our insurance policies or from third parties will be reflected in future periods in which recovery is considered probable. For additional information about our insurance coverage, see “Insurance” below.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, including but not limited to, air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities, and excavating and disposing of potentially affected soil at hazardous waste landfills or incinerators. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO and are currently cooperating with U.S. EPA as well as the Ohio EPA and Pennsylvania DEP, pursuant to the UAO and the directives issued thereunder.

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

In connection with the foregoing items, we recognized $699 million of expense during the first nine months of 2023 ($118 million of which was recognized in the third quarter), of which $372 million was paid during the first nine months of 2023, related to probable obligations that are reasonably estimable, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 410-30, “Environmental Obligations.” Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the DOJ Complaint (including potential civil penalties related to violations of the Clean Water Act). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, when activities at the site transition from extensive soil and water disposal and air monitoring activities to additional assessment and investigative efforts, the nature and extent of required future cleanup activities (including those resulting from additional assessment and investigative activities that will be conducted at the site), and the extent and duration of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. The putative class is defined by reference to a class area covering a 30-mile radius. On July 12, 2023, we filed a third-party complaint bringing in numerous parties involved in the Incident. The court in the putative class action has established a fact discovery deadline in January 2024. Additional lawsuits are also pending in the same court and others, such as lawsuits pending in the Western District of Pennsylvania brought by three local school districts and including claims such as negligence, nuisance, trespass, and future health monitoring. On August 22, 2023, the three school districts voluntarily dismissed their actions. On the same day, those three Pennsylvania school districts along with four others filed a class action lawsuit on behalf of school students alleging negligence, nuisance, and trespass, and seeking damages and health monitoring. The putative class action and individual lawsuits are collectively referred to herein as the Incident Lawsuits. In accordance with ASC 450, “Contingencies,” we have recognized a $105 million loss during the first nine months of 2023 with respect to the Incident

Lawsuits. We have made $30 million in payments during the first nine months of 2023 with respect to these matters.

•We have received securities litigation and demands and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, and a securities class action lawsuit under the Securities Act of 1933 filed in the Southern District of New York alleging misstatements in association with our debt offerings, (collectively, the Shareholder Matters). No responsive pleadings have been filed yet with respect to the Shareholder Matters.

If and when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it will be accrued through a charge to earnings and, if material, disclosed. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. Because the final outcome of any of these legal proceedings cannot be predicted with certainty, developments related to the progress of such legal proceedings or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in a particular year or quarter. For legal proceedings where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

In addition to the costs associated with environmental matters and legal proceedings and claims, we incurred other expenses directly related to the Incident of $187 million during the first nine months of 2023 ($70 million of which was recognized in the third quarter) pertaining to legal fees, community support, and other response-related activities. The reserves established by us during the first nine months of 2023 do not include any estimate of loss for the following additional items, for which we believe a loss is either not probable or not reasonably estimable for the reasons noted: (i) the overall cost to us for the healthcare fund being developed in conjunction with relevant stakeholders, including the Ohio AG, for affected residents (given the preliminary nature of such discussions), which amount will impact our loss contingency analysis with respect to the Incident Lawsuits described above, or (ii) any fines or penalties (in excess of the reserves established for Clean Water Act-related civil penalties) that may be imposed as a result of the Incident Inquiries and Investigations, as more specifically set forth and defined below (the outcome of which are uncertain at this time). Additionally, with the exception of amounts recognized during the first nine months of 2023, potential recoveries under our insurance coverage, which may apply to various Incident-related expenses or liabilities as more specifically set forth further below, have not yet been recorded (given the preliminary nature of discussions with our insurers). No amounts have been recorded related to potential recoveries from other third parties, which may reduce amounts payable by our insurers under our applicable insurance coverage.

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the DOJ and the U.S. EPA, the Ohio EPA, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA Safety Assessment (defined and described below), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our expenses for the first nine months of 2023 do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

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

Concurrent with the NTSB Investigation, the FRA is also investigating the Incident. Similar in scope to the NTSB Investigation, the FRA is examining railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation). The FRA Incident Investigation may result in the assessment of civil penalties. In addition to the FRA Incident Investigation, the FRA recently completed a 60-day supplemental safety assessment (the FRA Safety Assessment). The FRA Safety Assessment included a review of findings from a previously completed 2022 system audit and an assessment of operational elements including, but not limited to: track, signal, and rolling stock maintenance, inspection and repair practices; protection of employees; communications between transportation departments and mechanical and engineering staff; operation control center procedures and dispatcher training. The overall scope of the FRA Safety Assessment was to examine our safety culture. The FRA issued a public report in early August and included its findings and recommended corrective actions. The FRA Incident Investigation remains ongoing.

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

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. We intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. On April 19, 2023, the court disposed of all remaining state equitable relief claims. The court’s dismissals were appealed and the case is currently before the United States Court of Appeals for the Fourth Circuit. We will continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation (including the related appeal) will not be material. Until such appeal is final, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $59 million at September 30, 2023 and $66 million at December 31, 2022, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2023, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 81 known locations and projects compared with 85 locations and projects at December 31, 2022. At September 30, 2023, twenty sites accounted for $47 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Our ability to recoup any of the foregoing amounts under our insurance coverage, including any amounts that may be recoverable with respect to the Incident, is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties, as well as potential coverage disputes over payments we make as part of our effort to mitigate the impact to the community and affected residents. We are working with our insurers to confirm applicable coverage with respect to the Incident, and we have recognized $25 million in insurance recoveries in the first nine months of 2023.

Asset Purchase and Sale Agreement

In November 2022, we entered into an asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. The agreement is conditioned upon the following, among other items: (i) approval by the voters of the City of Cincinnati (Cincinnati Voter Approval), and (ii) the receipt of regulatory approval from the U.S. Surface Transportation Board (STB). On June 28, 2023, we entered into an amended and restated asset purchase and sale agreement which increased the purchase price by $500,000 and clarified the impact of Cincinnati Voter Approval on the closing timeline. Following the June 2023 amendment, the total purchase price for the line and other associated real and personal property included in the transaction is expected to be between $1.6 billion and $1.7 billion. On September 20, 2023, the STB authorized the acquisition of the Cincinnati Southern Railway by Norfolk Southern Railway Company. If Cincinnati Voter Approval is obtained in November 2023, the transaction will close on the later of the date that is five days after all conditions have been satisfied or March 15, 2024.

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

Income from railway operations, net income and diluted earnings per share declined in the third quarter compared to 2022 driven by a combination of lower revenues and additional expenses associated with our continued response efforts to the Incident. Additionally, the decline in net income and diluted earnings per share reflects the absence of a $136 million deferred tax benefit resulting from the enactment of a change in a state corporate income tax rate in 2022.

During the third quarter, we recognized $163 million in additional expenses related to the Incident including ongoing environmental cleanup and remediation efforts, legal proceedings, and other Incident-related costs. We continue to work with federal, state, and local officials to mitigate impacts from the Incident and to provide support to affected members of the community. Please see Note 11 in the Notes to Consolidated Financial Statements for a detailed discussion of the Incident.

Railway operating revenues declined in the third quarter, a result of lower average revenue per unit and volume declines. Decreases in fuel surcharge revenue and intermodal storage revenues drove the overall decline in average revenue per unit, while volume declines were driven by continued service challenges and a weaker demand environment. Outside of the costs recognized from the Incident, our operating expenses declined as lower fuel expense and the impact of the absence of retroactive wage increases recorded in the third quarter of 2022 were mostly offset by broader expense increases driven by inflationary pressures, investments in operational resiliency, higher service-related costs, and increased headcount. As we continue to make progress in response to the Incident and support the impacted community, we remain committed to our strategy — a balanced approach of delivering safe, reliable and resilient service, smart and sustainable growth, and continuous productivity improvement.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change
	($ in millions, except per share amounts)

Income from railway operations	$756	$1,272	(41%)	$2,043	$3,628	(44%)
Net income	$478	$958	(50%)	$1,300	$2,480	(48%)
Diluted earnings per share	$2.10	$4.10	(49%)	$5.70	$10.45	(45%)
Railway operating ratio (percent)	74.6	62.0	20%	77.5	61.8	25%

Results for the third quarter and first nine months of 2023 included $163 million and $966 million, respectively, of expenses included in income from railway operations arising from the Incident, which reduced net income by $123 million and $733 million, respectively, and diluted earnings per share by $0.55 and $3.22, respectively. For more information see Note 11 in the Notes to Consolidated Financial Statements. Third quarter and the first nine months income from railway operations, net income, and diluted earnings per share were further impacted by the factors set forth further below.

The following tables adjust our 2023 GAAP financial results for the third quarter and the first nine months to exclude the effects of the Incident. The income tax effects of this non-GAAP adjustment were calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2023 costs arising from the Incident. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for the Third Quarter
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$756	$163	$919
Net income	$478	$123	$601
Diluted earnings per share	$2.10	$0.55	$2.65
Railway operating ratio (percent)	74.6	(5.5)	69.1

In the table below, references to the results for the third quarter of 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	Third Quarter
	Adjusted 2023 (non-GAAP)	2022	Adjusted 2023 (non-GAAP) vs. 2022
	($ in millions, except per share amounts)		% change

Income from railway operations	$919	$1,272	(28%)
Net income	$601	$958	(37%)
Diluted earnings per share	$2.65	$4.10	(35%)
Railway operating ratio (percent)	69.1	62.0	11%

	Non-GAAP Reconciliation for First Nine Months
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$2,043	$966	$3,009
Net income	$1,300	$733	$2,033
Diluted earnings per share	$5.70	$3.22	$8.92
Railway operating ratio (percent)	77.5	(10.6)	66.9

In the table below, references to the results for the first nine months of 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Nine Months
	Adjusted 2023 (non-GAAP)	2022	Adjusted 2023 (non-GAAP) vs. 2022
	($ in millions, except per share amounts)		% change

Income from railway operations	$3,009	$3,628	(17%)
Net income	$2,033	$2,480	(18%)
Diluted earnings per share	$8.92	$10.45	(15%)
Railway operating ratio (percent)	66.9	61.8	8%

On a non-GAAP basis excluding the impact of the Incident, income from railway operations decreased in both periods due to lower railway operating revenues. Railway operating revenues declined in both periods due to decreased fuel surcharge revenue, lower volume, and decreased intermodal storage revenues, partially offset by increased pricing compared to the same period last year. Railway operating expenses in both periods reflected lower fuel prices and the absence of retroactive wage increases recorded in the third quarter of 2022, the impacts of which were countered by inflationary pressures, investments in operational resiliency, higher service-related costs, and increased headcounts.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2023	2022	% change	2023	2022	% change
Merchandise:
Agriculture, forest and consumer products	$611	$642	(5%)	$1,891	$1,839	3%
Chemicals	498	570	(13%)	1,542	1,620	(5%)
Metals and construction	417	442	(6%)	1,232	1,237	—%
Automotive	274	276	(1%)	839	759	11%
Merchandise	1,800	1,930	(7%)	5,504	5,455	1%
Intermodal	737	942	(22%)	2,296	2,768	(17%)
Coal	434	471	(8%)	1,283	1,285	—%
Total	$2,971	$3,343	(11%)	$9,083	$9,508	(4%)

Units
Merchandise:
Agriculture, forest and consumer products	175.6	178.0	(1%)	551.0	539.2	2%
Chemicals	124.0	137.9	(10%)	386.8	407.3	(5%)
Metals and construction	164.3	168.3	(2%)	479.4	480.2	—%
Automotive	91.2	85.4	7%	269.9	252.3	7%
Merchandise	555.1	569.6	(3%)	1,687.1	1,679.0	—%
Intermodal	965.4	972.7	(1%)	2,807.6	2,945.7	(5%)
Coal	166.7	183.0	(9%)	506.0	514.7	(2%)
Total	1,687.2	1,725.3	(2%)	5,000.7	5,139.4	(3%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,479	$3,606	(4%)	$3,432	$3,411	1%
Chemicals	4,013	4,135	(3%)	3,986	3,978	—%
Metals and construction	2,535	2,625	(3%)	2,569	2,575	—%
Automotive	3,003	3,231	(7%)	3,109	3,008	3%
Merchandise	3,241	3,388	(4%)	3,262	3,249	—%
Intermodal	764	968	(21%)	818	940	(13%)
Coal	2,602	2,575	1%	2,535	2,498	1%
Total	1,760	1,938	(9%)	1,816	1,850	(2%)

Railway operating revenues decreased $372 million in the third quarter and $425 million for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(49)	$(7)	$(42)	$26	$(130)	$(22)
Fuel surcharge revenue	(131)	(94)	(29)	(82)	(161)	(14)
Rate, mix and other	50	(104)	34	105	(181)	34

Total	$(130)	$(205)	$(37)	$49	$(472)	$(2)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $247 million and $501 million in the third quarters of 2023 and 2022, respectively, and $909 million and $1.2 billion for the first nine months of 2023 and 2022, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2023, we expect that revenue will decline compared to 2022 driven by declining intermodal storage revenues and lower fuel surcharge revenues.

Merchandise

Merchandise revenues decreased during the third quarter but increased during the first nine months. The decrease during the third quarter was due to lower average revenue per unit, driven by decreased fuel surcharge revenue partially offset by increased pricing, and lower volume. The increase during the first nine months was primarily due to higher average revenue per unit, driven by increased pricing though partially offset by lower fuel surcharge revenue, and higher volume.

Agriculture, forest and consumer products volume decreased during the third quarter but increased during the first nine months. During the third quarter declines in corn, wood chips, soybeans, lumber and wood, graphic paper and sweeteners more than offset increases in ethanol and fertilizers. Volume declines in corn were due to reduced production in the Midwest, while the decline in wood chips was due to a customer mill closing. Reduced export opportunities led to lower soybean shipments and lumber and wood volume was low due to decreased demand. Graphic paper and sweeteners volume declined as a result of lower market demand. The increase during the first nine months was due to higher volume of ethanol, corn and fertilizers, partially offset by decreased volume of wood chips, graphic paper, sweeteners and soybeans. Increased market demand for both the third quarter and the first nine months led to volume gains in ethanol and fertilizers, as well as increased corn demand for the first nine months.

Chemicals volume declined in both periods as reduced shipments of crude oil, organic chemicals, natural gas liquids, and plastics, more than the offset increases in solid waste. In addition, sand volume decreased in the third quarter but increased for the first nine months due to higher demand in the first six months offset by producers shutting down operations during the third quarter. Volume declines for crude oil were driven by soft demand in the energy markets. Organic chemicals and natural gas liquids volume declined as a result of lower demand, while the decline in plastics was driven by high inventory levels which lowered the demand for shipments. Volume gains in solid waste was due to growth with existing customers.

Metals and construction volume declined in both periods as reduced shipments of kaolin, construction materials and military equipment more than offset the volume gains in scrap metal and coil steel. The volume declines in kaolin and military equipment were largely driven by lower demand, while the declines in construction materials were due to lower demand, extended cycle times and service challenges. Scrap metal volume increased due to higher demand, while volume gains in coil steel was due to increased equipment available to handle demand.

Automotive volume was higher in both periods due to higher finished vehicle inventory levels available for rail transportation.

Intermodal

Intermodal revenues decreased in both periods, the result of lower average revenue per unit, driven by lower fuel surcharge revenue and storage service charges, and decreased volume.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change

Domestic	583.1	630.6	(8%)	1,747.8	1,954.4	(11%)
International	382.3	342.1	12%	1,059.8	991.3	7%

Total	965.4	972.7	(1%)	2,807.6	2,945.7	(5%)

Domestic volume declined in both periods due to a decrease in freight demand as a result of reduced consumer consumption combined with high inventories. International volume increased in both periods, driven by ocean carriers favoring inland point intermodal traffic, partially offset by a decrease in imports.

Coal

Coal revenues decreased in both periods due to a decline in volume. Average revenue per unit increased in both periods, driven by a favorable traffic mix, partially offset by lower fuel surcharge revenue.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change

Utility	7,342	9,908	(26%)	22,404	27,136	(17%)
Export	7,563	6,391	18%	23,466	19,319	21%
Domestic metallurgical	2,906	3,232	(10%)	8,296	8,444	(2%)
Industrial	913	963	(5%)	2,484	2,849	(13%)

Total	18,724	20,494	(9%)	56,650	57,748	(2%)

Coal tonnage declined in both periods due to decreases in utility, domestic metallurgical and industrial tonnage partially offset by increased export tonnage. Utility tonnage decreased in both periods as a result of low natural gas prices and high stockpiles, while the first nine months were impacted by mild winter weather in the first quarter. Domestic metallurgical tonnage decreased due to events at key origins impacting supply to specific receivers, in addition to customer outages at high volume destinations impacting the ability to dump coal. Industrial coal tonnage decreased due to reduced coal shipments related to sourcing changes. Export tonnage was higher due to increased demand and coal supply.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change

Compensation and benefits	$715	$735	(3%)	$2,098	$1,968	7%
Purchased services and rents	517	484	7%	1,519	1,402	8%
Fuel	289	383	(25%)	867	1,092	(21%)
Depreciation	326	306	7%	968	912	6%
Materials and other	205	163	26%	622	506	23%
Eastern Ohio incident	163	—		966	—

Total	$2,215	$2,071	7%	$7,040	$5,880	20%

Compensation and benefits expense decreased in the third quarter but increased in the first nine months as follows:

•pay rates (down $54 million for the quarter and up $49 million for the first nine months),
•incentive compensation (down $4 million for the quarter and $26 million for the first nine months),
•overtime (up $4 million for the quarter and $6 million of the first nine months),
•employee activity levels (up $35 million for the quarter and $101 million for the first nine months), and
•other (down $1 million for the quarter).

Pay rates in 2022 were impacted by additional accruals for retroactive wage increases and other benefits resulting from labor negotiations, which increased compensation and benefits by $85 million in third quarter 2022.

Average rail headcount for the quarter was up by 1,500 compared with the third quarter of 2022 primarily due to the hiring of additional train and engine employees.

Purchased services and rents increased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change

Purchased services	$426	$397	7%	$1,232	$1,133	9%
Equipment rents	91	87	5%	287	269	7%

Total	$517	$484	7%	$1,519	$1,402	8%

Purchased services rose in both periods due to increased operational and transportation expenses and higher technology-related expenses. In addition, the first nine months were impacted by higher intermodal-related expenses. Equipment rents increased in both periods due to higher freight car lease costs and increased intermodal equipment expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both periods primarily due to lower locomotive fuel prices (down 23% in the third quarter and 20% in the first nine months). Locomotive fuel consumption was down 1% in the third quarter and flat for the first nine months.

Depreciation expense increased in both periods due to our higher asset base and the impact of the results of our periodic roadway study.

Materials and other expenses increased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2023	2022	% change	2023	2022	% change

Materials	$94	$83	13%	$273	$215	27%
Claims	57	58	(2%)	171	171	—%
Other	54	22	145%	178	120	48%

Total	$205	$163	26%	$622	$506	23%

Materials expense increased in both periods due to increased locomotive materials costs. The first nine months were also impacted by higher freight car and engineering materials costs. Claims expense decreased in the third quarter, but was flat for the first nine months of 2023. Higher personal injury claims and other expenses were offset by a claims-related recovery. Other expense increased in both periods due to the absence of a prior year favorable legal settlement, lower gains from operating property sales, and higher travel-related expenses. In addition, increases in other expense categories were offset by higher rental income. Gains from operating property sales, included in Other, totaled $8 million and $17 million for the third quarter in 2023 and 2022, respectively, and $30 million and $51 million in the first nine months of 2023 and 2022, respectively.

Eastern Ohio incident

During the third quarter and the first nine months of 2023, we recorded $163 million and $966 million, respectively, for costs primarily associated with environmental matters and legal proceedings. Amounts recorded in the third quarter and first nine months include the benefit of $25 million of expected recoveries under our insurance policies. For further details regarding the Incident, see Note 11 in the Notes to Consolidated Financial Statements.

Other income (expense) – net

Other income increased $42 million in the third quarter and $174 million for the first nine months, as both periods reflect higher returns on corporate-owned life insurance (COLI) and higher interest income.

Income taxes

The effective tax rates for the third quarter and first nine months of 2023 were both 22.1%, compared with 12.4% and 19.8%, respectively, for the same periods last year. Both periods in 2023 reflect higher returns on COLI, while the year-to-date rate also includes the benefit of certain business tax credits recognized in the first quarter. The effective rates for both periods in 2022 include a $136 million benefit resulting from a state law change (see Note 3 in the Notes to the Consolidated Financial Statements).

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.5 billion for the first nine months of 2023, compared with $3.4 billion for the same period of 2022. The decrease reflects lower operating results, offset in part by changes in working capital. We had working capital of $228 million at September 30, 2023 and negative working capital of $642 million at December 31, 2022. Cash and cash equivalents totaled $1.5 billion at September 30, 2023.

Cash used in investing activities was $1.4 billion for the first nine months of 2023, compared with $1.1 billion for the same period last year. The increase was primarily driven by higher property additions and lower proceeds from property sales. For 2023, we expect property additions will be approximately $2.2 billion.

Cash used in financing activities was $62 million for the first nine months of 2023, compared with $2.0 billion for the same period last year. The decrease reflects lower repurchases of Common Stock and increased proceeds from borrowings, partially offset by higher debt repayments. We paid $503 million for the repurchase of Common Stock in the first nine months of 2023 compared to $2.3 billion in the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In August 2023, we issued $600 million of 5.05% senior notes due 2030 and $1.0 billion of 5.35% senior notes due 2054.

In May 2023, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2024. We had no amounts outstanding under this program at September 30, 2023 and $100 million outstanding at December 31, 2022. Our available borrowing capacity was $400 million and $300 million at September 30, 2023 and December 31, 2022, respectively.

In February 2023, we issued $500 million of 4.45% senior notes due 2033.

Our debt-to-total capitalization ratio was 56.8% at September 30, 2023 and 54.4% at December 31, 2022. We have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at September 30, 2023 or December 31, 2022.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $635 million and $610 million at September 30, 2023 and December 31, 2022, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2022, with the exception of additional senior notes (see Note 8 in the Notes to the Consolidated Financial Statements).

In June 2023, we amended and restated our asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. Following this amendment, the total purchase price for the line and other associated real and personal property included in the transaction is expected to be between $1.6 billion and $1.7 billion. The agreement is conditioned upon the following, among other items: (i) Cincinnati Voter Approval, and (ii) the receipt of regulatory approval from the STB. In September 2023, the STB authorized the acquisition of the Cincinnati Southern Railway by Norfolk Southern Railway Company. If Cincinnati Voter Approval is obtained in November 2023, the transaction will close on the later of the date that is five days after all remaining conditions have been satisfied or March 15, 2024.

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

Our current estimates of future environmental cleanup and remediation liabilities related to the Incident are expected to change over time due to various factors, including but not limited to, when activities at the site transition from extensive soil and water disposal and air monitoring activities to additional assessment and investigative efforts, the nature and extent of required future cleanup activities (including those resulting from additional assessment and investigative activities that will be conducted at the site), and the extent and duration of governmental oversight, amongst other factors. Additionally, the final outcome of any of the legal proceedings and regulatory inquiries and investigations cannot be predicted with certainty, and developments related to the progress of such legal proceedings, inquiries, or investigations or other unfavorable or unexpected outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in any particular year. Furthermore, certain of these costs may be recoverable under our insurance policies in effect at the date of the Incident or from third parties. Any amounts that are recoverable under our insurance policies or from third parties will be reflected in future periods in which recovery is considered probable.

See Note 11 in the Notes to Consolidated Financial Statements for more detailed information as it pertains to these contingencies.

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

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics, and Sustainability sections of our website (https://norfolksouthern.investorroom.com/key-investor-information, https://norfolksouthern.investorroom.com/weekly-performance-reports & https://www.norfolksouthern.com/en/commitments/sustainability) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including X (formerly known as Twitter) (www.twitter.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2023.  Based on such evaluation, our officers have concluded that, at September 30, 2023, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 11 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

INCIDENT RISKS

As defined and as further described in Note 11 in the Notes to Consolidated Financial Statements, there was an Incident that occurred in the first quarter that consisted of a February 3, 2023 train derailment in East Palestine, Ohio that included 11 non-Company-owned tank cars containing hazardous materials, fires associated with the derailment that threatened certain of the tank cars, and a controlled vent and burn procedure conducted on February 6, 2023 on five of the derailed tank cars, all of which contained vinyl chloride. As a result of the Incident, we have become subject to numerous legal, regulatory, legislative and other proceedings related thereto, including but not limited to, the NTSB Investigation, the FRA Incident Investigation, the FRA Safety Assessment, the DOJ Complaint, the Ohio Complaint, the Incident Lawsuits, the Shareholder Matters, and the Incident Inquiries and Investigations, in addition to other proceedings, actions, or potential changes in response to the Incident, including but not limited to those related to, among other items, train size, train length, train composition, or crew size (collectively, the “Incident Proceedings”). Set forth below are additional risks pertaining to an investment in the Company that are related to the Incident and the Incident Proceedings.

New or additional governmental regulation and/or operational changes resulting from or related to the Incident or the Incident Proceedings may negatively impact us, our customers, the rail industry, or the markets we serve. The legislative, regulatory, operational or other actions taken, protocols adopted (including by us), or changes resulting from the Incident or any of the Incident Proceedings may, either individually or in the aggregate, have a material adverse effect on us, our customers, the rail industry, or the markets we serve. Our inability to comply with the requirements of any new or additional laws, regulations or operating protocols resulting from or related to the Incident or the Incident Proceedings may have a material adverse effect on our financial position, results of operations, liquidity, or operations.

The costs, liabilities, fines, penalties, and/or financial impact resulting from or related to the Incident or the Incident Proceedings have been significant to date, and may exceed expected or accrued amounts, and have and may continue to negatively affect our financial results. We have incurred and will continue to remain subject to incurring significant costs, liabilities, fines, and penalties related to the Incident and the Incident Proceedings, including amounts that may have a material adverse effect on our financial position, results of operations, or liquidity.

In addition, while we have accrued estimates of probable and reasonably estimable liabilities with respect to the Incident and the Incident Proceedings (several of which are in early stages), we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty and such estimates may change over time due to a variety of factors, including but not limited to those set forth in Note 11 hereto or other unfavorable or unexpected developments or outcomes which could result in our current estimates being insufficient. These estimated amounts also do not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons set forth in Note 11 hereto. As a result, our currently accrued amounts of estimated liabilities may be insufficient, and any additional, new or updated accruals may potentially have a material adverse effect on our results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

July 1-31, 2023	551,674	$232.18	551,417	$7,058,649,038
August 1-31, 2023	208,859	219.90	208,859	7,012,721,854
September 1-30, 2023	130,078	200.70	129,754	6,986,680,595

Total	890,611		890,030

1.Of this amount, 581 represent shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
2.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of September 30, 2023, $7.0 billion remains authorized for repurchase.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6.  Exhibits

3(ii)	Bylaws of Norfolk Southern Corporation, as amended July 25, 2023, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on July 27, 2023.

4.1
Eleventh Supplemental Indenture, dated as of August 2, 2023, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 2, 2023.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2023 and 2022; (iii) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2023 and 2022; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 25, 2023	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 25, 2023	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)