Form 10-Q
period 2024-03-31
NORFOLK SOUTHERN CORP
filed 2024-04-24
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock ($1.00 par value per share)	225,914,028	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2024	2023
	($ in millions, except per share amounts)

Railway operating revenues	$3,004	$3,132

Railway operating expenses
Compensation and benefits	736	690
Purchased services and rents	528	496
Fuel	284	315
Depreciation	337	321
Materials and other	215	212
Restructuring and other charges	99	—
Eastern Ohio incident	592	387

Total railway operating expenses	2,791	2,421

Income from railway operations	213	711

Other income – net	18	56
Interest expense on debt	201	175

Income before income taxes	30	592

Income taxes	(23)	126

Net income	$53	$466

Earnings per share
Basic	$0.23	$2.04
Diluted	0.23	2.04

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2024	2023
	($ in millions)

Net income	$53	$466
Other comprehensive loss, before tax:
Pension and other postretirement expense	(2)	(5)
Other comprehensive loss of equity investees	—	(1)

Other comprehensive loss, before tax	(2)	(6)
Income tax benefit related to items of other
comprehensive loss	—	2

Other comprehensive loss, net of tax	(2)	(4)

Total comprehensive income	$51	$462

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$652	$1,568
Accounts receivable – net	1,198	1,147
Materials and supplies	270	264
Other current assets	236	292
Total current assets	2,356	3,271

Investments	3,570	3,839
Properties less accumulated depreciation of $13,462
and $13,265, respectively	35,051	33,326
Other assets	1,151	1,216

Total assets	$42,128	$41,652

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,506	$1,638
Short-term debt	400	—
Income and other taxes	222	262
Other current liabilities	1,315	728
Current maturities of long-term debt	4	4
Total current liabilities	3,447	2,632

Long-term debt	17,179	17,175
Other liabilities	1,767	1,839
Deferred income taxes	7,199	7,225

Total liabilities	29,592	28,871

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 225,914,028 and 225,681,254 shares,
respectively, net of treasury shares	227	227
Additional paid-in capital	2,188	2,179
Accumulated other comprehensive loss	(322)	(320)
Retained income	10,443	10,695

Total stockholders’ equity	12,536	12,781

Total liabilities and stockholders’ equity	$42,128	$41,652

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2024	2023
	($ in millions)
Cash flows from operating activities
Net income	$53	$466
Reconciliation of net income to net cash provided by operating activities:
Depreciation	337	321
Deferred income taxes	(26)	(15)
Gains and losses on properties	(1)	(4)
Changes in assets and liabilities affecting operations:
Accounts receivable	(51)	(22)
Materials and supplies	(6)	(9)
Other current assets	33	12
Current liabilities other than debt	560	480
Other – net	(60)	(56)

Net cash provided by operating activities	839	1,173

Cash flows from investing activities
Property additions	(557)	(428)
Acquisition of assets of CSR	(1,642)	—
Property sales and other transactions	32	20
Investment purchases	(1)	—
Investment sales and other transactions	324	17

Net cash used in investing activities	(1,844)	(391)

Cash flows from financing activities
Dividends	(305)	(307)
Common stock transactions	(6)	(10)
Purchase and retirement of common stock	—	(163)
Proceeds from borrowings	400	594
Debt repayments	—	(800)

Net cash provided by (used in) financing activities	89	(686)

Net increase (decrease) in cash and cash equivalents	(916)	96

Cash and cash equivalents
At beginning of year	1,568	456

At end of period	$652	$552

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$182	$129
Income taxes (net of refunds)	(2)	(1)

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2023	$227	$2,179	$(320)	$10,695	$12,781

Comprehensive income:
Net income				53	53
Other comprehensive loss			(2)		(2)
Total comprehensive income					51
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		9			9

Balance at March 31, 2024	$227	$2,188	$(322)	$10,443	$12,536

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

Comprehensive income:
Net income				466	466
Other comprehensive loss			(4)		(4)
Total comprehensive income					462
Dividends on common stock,
$1.35 per share				(307)	(307)
Share repurchases	(1)	(6)		(156)	(163)
Stock-based compensation		4		(2)	2

Balance at March 31, 2023	$229	$2,155	$(355)	$10,698	$12,727

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2024 and December 31, 2023, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2024 and 2023, and our cash flows for the first three months of 2024 and 2023 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2024	2023
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$629	$653
Chemicals	527	541
Metals and construction	430	400
Automotive	277	284
Merchandise	1,863	1,878
Intermodal	745	814
Coal	396	440

Total	$3,004	$3,132

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2024 and December 31, 2023.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 4% and 6% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters of 2024 and 2023, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2024	December 31, 2023
	($ in millions)

Customer	$847	$882
Non-customer	351	265

Accounts receivable – net	$1,198	$1,147

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at March 31, 2024 and December 31, 2023.

2.  Stock-Based Compensation

	First Quarter
	2024	2023
	($ in millions)

Stock-based compensation expense	$19	$11
Total tax benefit	5	6

During the first quarter of 2024, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	64,340	$79.65
RSUs	196,568	233.77
PSUs	52,600	260.07

Stock Options

	First Quarter
	2024	2023
	($ in millions)

Options exercised	97,217	66,811
Cash received upon exercise	$9	$5
Related tax benefits realized	3	3

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2024	2023
	($ in millions)

RSUs vested	156,651	149,122
Common Stock issued net of tax withholding	108,250	104,608
Related tax benefits realized	$—	$1

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

	First Quarter
	2024	2023
	($ in millions)

PSUs earned	41,580	58,599
Common Stock issued net of tax withholding	26,056	40,255
Related tax benefits realized	$—	$—

3.  Restructuring and Other Charges

During the first quarter of 2024, the Company executed a voluntary and an involuntary separation program that will result in a reduction to our nonagreement workforce. Through these programs, approximately 350 nonagreement employees have already or will be separated from service by May 2024. “Restructuring and other charges” in 2024 includes $64 million related to these programs, which primarily consists of separation payments to the impacted nonagreement employees. Additionally, we have evaluated the impact on our pension and other postretirement benefit plans (see Note 11).

In March 2024, we appointed John Orr as Executive Vice President and Chief Operating Officer of the Company. “Restructuring and other charges” also includes $35 million of costs related to this appointment, including an agreement with his previous employer, Canadian Pacific Kansas City (CPKC), that resulted in a $25 million payment and certain commercial considerations to CPKC in exchange for a waiver of his noncompete provisions.

4. Income Taxes

In the first quarter of 2024, our effective tax rate was (76.7)%, compared with 21.3% for the same period last year. The negative effective rate for the first quarter of 2024 is driven by low pre-tax income coupled with a $27 million deferred income tax benefit, the result of a subsidiary restructuring that reduced our estimated deferred state income tax rate.

5.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2024	2023	2024	2023
	($ in millions, except per share amounts, shares in millions)

Net income	$53	$466	$53	$466
Dividend equivalent payments	(1)	(1)	(1)	—

Income available to common stockholders	$52	$465	$52	$466

Weighted-average shares outstanding	225.8	227.7	225.8	227.7
Dilutive effect of outstanding options and share-settled awards			0.4	0.6
Adjusted weighted-average shares outstanding			226.2	228.3

Earnings per share	$0.23	$2.04	$0.23	$2.04

During the first quarters of 2024 and 2023, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in both the first quarters ended March 31, 2024 and 2023.

6.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three months ended March 31, 2024
Pensions and other postretirement liabilities	$(292)	$—	$(2)	$(294)
Other comprehensive loss of equity investees	(28)	—	—	(28)

Accumulated other comprehensive loss	$(320)	$—	$(2)	$(322)

Three months ended March 31, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(4)	$(323)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(4)	$(355)

7.  Stock Repurchase Program

We did not repurchase shares of Common Stock under our stock repurchase program in the first three months of 2024, while we repurchased and retired 0.6 million shares of Common Stock at a cost of $163 million in the first three months of 2023, inclusive of excise taxes.

8.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.7 billion at both March 31, 2024 and December 31, 2023.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $52 million and $45 million for the first quarters of 2024 and 2023, respectively. Our equity in Conrail’s earnings, net of amortization, was $21 million and $16 million for the first quarters of 2024 and 2023, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2024 and December 31, 2023 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $74 million and $66 million for the first quarters of 2024 and 2023, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $13 million and $9 million for the first quarters of 2024 and 2023, respectively.

9.  Acquisition of Assets of Cincinnati Southern Railway

On March 15, 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the Cincinnati Southern Railway (CSR) for $1.7 billion (of which $0.1 billion was paid in 2023). We previously operated this line subject to an operating lease agreement, which was terminated upon the close of the transaction. The purchase price was allocated to the assets acquired in the transaction. The asset purchase is reflected in “Properties less accumulated depreciation” on the Consolidated Balance Sheet and is distinctly identified in the “Cash flows from investing activities” section of the Consolidated Statement of Cash Flows. Lease expense associated with the terminated agreement totaled $5 million and $6 million in the first quarters of 2024 and 2023, respectively.

10.  Debt

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2024. Amounts received under this facility are accounted for as borrowings. We had $400 million (at an average variable interest rate of 6.06%) outstanding under this program at March 31, 2024, which is included within “Short-term debt”, and no amounts outstanding under this program at December 31, 2023. We had fully utilized our borrowing capacity under the program at March 31, 2024, while we had $400 million of available borrowing capacity at December 31, 2023. Our accounts receivable securitization program was supported by $867 million and $903 million in receivables at March 31, 2024 and December 31, 2023, respectively, which are included in “Accounts receivable – net”. On April 15, 2024, we repaid $150 million of the amount outstanding at the end of the first quarter.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with the $800 million credit agreement. We had no amounts outstanding under this facility at March 31, 2024 and if left undrawn, the term loan credit agreement is set to expire at the end of July 2024.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter
	2024	2023	2024	2023
	($ in millions)
Service cost	$6	$6	$1	$1
Interest cost	27	27	3	4
Expected return on plan assets	(51)	(52)	(3)	(3)
Amortization of net losses	4	1	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(14)	$(18)	$(5)	$(4)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

During the first quarter of 2024, we executed a voluntary and an involuntary separation program that will reduce our management workforce. Through these programs, approximately 350 nonagreement employees have already or will be separated from service by May 2024. We evaluated whether a plan curtailment had occurred for our pension and other postretirement benefit plans. While the reduction in our workforce did not result in a curtailment to our pension benefit plans, we will recognize a curtailment gain related to our other postretirement benefit plan. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 715, “Compensation-Retirement Benefits,” the curtailment gain will be recognized during the second quarter of 2024, when the eligible employees have terminated.

12.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2024 or December 31, 2023. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,183)	$(16,053)	$(17,179)	$(16,631)

13.  Commitments and Contingencies

Eastern Ohio Incident

Summary

On February 3, 2023, a train operated by us derailed in East Palestine, Ohio. The derailed equipment included 38 railcars, 11 of which were non-Company-owned tank cars containing hazardous materials. Fires associated with the derailment threatened certain of the tank cars. There was concern about the risk that the contents of five of the tank cars carrying vinyl chloride might polymerize, which would have posed the risk of a catastrophic explosion. As a consequence, on February 6, 2023, the local incident commander (the East Palestine Fire Chief)—in consultation with the incident command that included, among others, federal, state and local officials and Norfolk Southern—opted to conduct a controlled vent and burn of five derailed tank cars, all of which contained vinyl chloride. This procedure involved creating holes in the five tank cars to drain the vinyl chloride into adjacent trenches that had been dug into the ground where such vinyl chloride was then burned, with any material remaining after burning of the vinyl chloride being remediated. The February 3rd derailment, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6th is hereinafter referred to as the “Incident.”

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

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss related to the Incident with certainty, we have accrued amounts for probable and reasonably estimable liabilities for those environmental and non-environmental matters described below. As of March 31, 2024 and December 31, 2023, we had accruals for probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings of $939 million and $464 million, respectively, which are discussed in further detail below. These amounts represent the difference between the recognized expense and cash expenditures (net of insurance recoveries) related to the Incident as of each respective date. From the inception of the Incident, we have recognized a total of $1.7 billion in expenses directly attributable to the Incident, which included $209 million in insurance recoveries made from claims on our insurance policies. We have also recorded a deferred tax asset of $248 million and $249 million at March 31, 2024 and December 31, 2023, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

Certain costs incurred thus far and related to the Incident may be recoverable under our insurance policies in effect at the date of the Incident or from third parties. Any additional amounts recoverable under our insurance policies or from third parties will be reflected in future periods in which recovery is considered probable. For additional information about our insurance coverage, see “Insurance” below.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, including but not limited to, air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities, and excavating and disposing of potentially affected soil at hazardous waste landfills or incinerators. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO and are currently cooperating with U.S. EPA as well as the Ohio EPA and Pennsylvania DEP, pursuant to the UAO and the directives issued thereunder. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA), requiring preparation of additional environmental work plans. We timely submitted our Notice of Intent to Comply with the CWA order and continue to cooperate with the U.S. EPA, as well as state agencies, in compliance with the CWA order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties alleged for violations of the Clean Water Act and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and discovery is ongoing. On June 30, 2023, we filed third-party claims against certain railcar defendants and shippers involved in the Incident. The Court dismissed the third party claims on March 6, 2024, and on March 26, 2024, we filed a motion requesting the Court to enter partial final judgment as to the third party claims.

In accordance with FASB ASC 410-30 “Environmental Liabilities,” as of March 31, 2024 and December 31, 2023, we had recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters of $292 million and $319 million, respectively, and which are primarily included in “Other current liabilities” on the Consolidated Balance Sheet. We recognized $60 million and $286 million of expense during the first quarters of 2024 and 2023 respectively, and made $87 million and $31 million in payments during the first quarters of 2024 and 2023 respectively, related to these matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the DOJ Complaint (including potential civil penalties related to violations of the Clean Water Act). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities (including those resulting from soil, water, sediment, and air assessment and investigative activities that are currently being, and will continue to be, conducted at the site), and the extent and duration of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate. Since the date of the Incident, we have recognized a total of $896 million in expenses related to environmental matters, of which $604 million has been paid.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. The putative class is defined by reference to a class area covering a 30-mile radius. On July 12, 2023, we filed a third-party complaint bringing in multiple parties involved in the Incident. Fact discovery ended on February 5, 2024. The Court denied in part and granted in part all motions to dismiss, as to the plaintiffs’ case and as to our third-party complaint, on March 13, 2024. On April 9, 2024, we announced that we have reached an agreement in principle to settle the Ohio Class Action for $600 million. The agreement in principle does not resolve, and expressly preserves, our third-party claims in the third-party complaint. Final settlement is subject to reducing the agreement to writing in a form acceptable to the parties and necessary court approval. If approved by the court, the terms of the agreement will resolve all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. Subject to final court approval, payments to class members under the settlement could begin by the end of this year.

Another putative class action is pending in the Western District of Pennsylvania, brought by Pennsylvania school districts and students. On August 22, 2023, three school districts voluntarily dismissed their actions, that were then individual lawsuits. On the same day, six Pennsylvania school districts and students filed a putative class action lawsuit alleging negligence, strict liability, nuisance, and trespass, and seeking damages and health monitoring. On December 8, 2023, the school districts amended their complaint to add additional companies as defendants in the action. On February 23, 2024, we and the other defendants filed motions to dismiss. The school districts’ and students’ response is due by May 13, 2024. Combined with the Ohio Class Action, these lawsuits are collectively referred to herein as the Incident Lawsuits.

In accordance with FASB ASC 450, “Contingencies,” as of March 31, 2024 and December 31, 2023, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $676 million and $82 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and three shareholder derivative complaints in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company's operations (collectively, the Shareholder Matters). On February 2, 2024, defendants filed a motion to dismiss the complaint in the Securities Act lawsuit; plaintiffs’ opposition to the motion to dismiss was filed on April 2, 2024. No responsive pleadings have been filed yet with respect to the other Shareholder Matters.

With respect to the Incident-related litigation and regulatory matters, we record a liability for loss contingencies through a charge to earnings when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated and disclose such liability if we conclude it to be material. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. Because the final outcome of any of these legal proceedings cannot be predicted with certainty, developments related to the progress of such legal proceedings or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in a particular year or quarter. In addition, if it is reasonably possible that we will incur Incident-related losses in excess of the amounts currently recorded as a loss contingency, we disclose the potential range of loss, if reasonably estimable, or we disclose that we cannot reasonably estimate such an amount at this time. For

Incident-related litigation and regulatory matters where a loss may be reasonably possible, but not probable, or probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

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

The amounts recorded do not include any estimate of loss for which we believe a loss is either not probable or not reasonably estimable for any fines or penalties (in excess of the liabilities established for Clean Water Act-related civil penalties) that may be imposed as a result of the Incident Inquiries and Investigations, as more specifically set forth and defined below (the outcome of which are uncertain at this time).

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the DOJ and the U.S. EPA, the Ohio EPA, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA Safety Assessment (defined and described below), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our accruals for probable and reasonably estimable liabilities related to the Incident do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB issued a preliminary report indicating that one of the cars involved in the derailment appeared to have a wheel bearing in the final stage of overheat failure moments before the derailment. Their preliminary report also indicates that the rail crew was operating the train within our rules; the rail crew operated the train below the track speed limit, the wayside heat detectors were operating as designed; and once the rail crew was alerted by the wayside detector, they immediately began to stop the train. The NTSB conducted a subsequent investigative field hearing in East Palestine, Ohio on June 22 and 23, 2023. The NTSB’s investigation remains ongoing. We expect the NTSB to issue a final report, with a probable cause determination and safety recommendations, in June 2024, with a follow on “safety culture” report expected for issuance later in 2024 or early 2025.

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

Employee personal injury claims – Other than Incident-related matters noted above, the largest component of claims expense is employee personal injury costs.  The independent actuarial firm we engage provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm provides the results of these analyses to aid in our estimate of the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $56 million at March 31, 2024 and $60 million at December 31, 2023, of which $15 million is classified as a current liability at the end of both periods. At March 31, 2024, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 77 known locations and projects compared with 81 locations and projects at December 31, 2023. At March 31, 2024, nineteen sites accounted for $46 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The latest round of national bargaining concluded in December 2022, when agreements were either ratified or enacted through legislative action for all of our unions. With the conclusion of national bargaining, neither party can compel mandatory bargaining around any new proposals until November 1, 2024.

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

Insurance coverage with respect to the Incident is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties. Some (re)insurers have questioned certain payments we have made, for example, as part of our effort to respond to, mitigate, and compensate for the impact to the community and affected residents and businesses. We are pursuing coverage with respect to the Incident, and we have recognized $209 million in insurance recoveries (including $108 million during the first quarter of 2024), principally from excess liability (re)insurers.

With the exception of amounts that have been previously recognized, potential recoveries under our insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims). In addition, no amounts have been recorded related to potential recoveries from other third parties, which may reduce amounts payable by our insurers under our applicable insurance coverage.

14. New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses and information used to assess performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We did not early adopt the standard and are currently evaluating the effect on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. We will not early adopt the standard and are currently evaluating the effect on our financial statement disclosures.

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

During 2024, we continued to deliver on our commitments to respond to the Eastern Ohio Incident (as defined further and described in Note 13 in the Notes to Consolidated Financial Statements) and make it right for the affected communities, including reaching a $600 million agreement in principle to resolve a consolidated class action lawsuit related to the Incident. Expenses associated with the Incident, which include the impacts of the settlement as well as costs related to environmental matters and other legal proceedings, contributed to the deterioration of our first quarter 2024 results, including significant declines in income from railway operations, net income, and diluted earnings per share as compared to the same period last year. We are also taking actions to improve productivity in our organization. During the first quarter, we commenced a program to reduce management headcount and appointed a new chief operating officer to enhance our leadership team and help accelerate the execution of our strategy. We are continuing to become a more productive, resilient, and efficient railroad to drive long-term value creation.

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
	2024	2023	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,004	$3,132	(4%)
Railway operating expenses	$2,791	$2,421	15%
Income from railway operations	$213	$711	(70%)
Net income	$53	$466	(89%)
Diluted earnings per share	$0.23	$2.04	(89%)
Railway operating ratio (percent)	92.9	77.3	20%

The significant decline in income from railway operations includes $691 million of expenses that resulted from our Incident-related costs and restructuring and other charges, while net income and diluted earnings per share were further impacted by costs associated with shareholder advisory matters but also the benefit of a deferred income tax adjustment. Our financial results also reflect lower railway operating revenues and higher railway operating expenses as discussed further below.

The following tables adjust our first quarter 2024 and 2023 GAAP financial results to exclude the effects of the Incident, restructuring and other charges, shareholder advisory costs, and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Quarter 2024
	Reported 2024 (GAAP)	Eastern Ohio Incident	Restructuring and Other Charges	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,791	$(592)	$(99)	$—	$—	$2,100
Income from railway operations	$213	$592	$99	$—	$—	$904
Net income	$53	$448	$75	$16	$(27)	$565
Diluted earnings per share	$0.23	$1.98	$0.33	$0.07	$(0.12)	$2.49
Railway operating ratio (percent)	92.9	(19.7)	(3.3)	—	—	69.9

	Non-GAAP Reconciliation for First Quarter 2023
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,421	$(387)	$2,034
Income from railway operations	$711	$387	$1,098
Net income	$466	$293	$759
Diluted earnings per share	$2.04	$1.28	$3.32
Railway operating ratio (percent)	77.3	(12.4)	64.9

In the table below, references to the results for the first quarter of 2024 and 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	First Quarter
	Adjusted 2024 (non-GAAP)	Adjusted 2023 (non-GAAP)	Adjusted 2024 vs. Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$2,100	$2,034	3%
Income from railway operations	$904	$1,098	(18%)
Net income	$565	$759	(26%)
Diluted earnings per share	$2.49	$3.32	(25%)
Railway operating ratio (percent)	69.9	64.9	8%

On an adjusted basis, our income from railway operations decreased due to lower railway operating revenues and higher adjusted railway operating expenses. Railway operating revenues declined due to a decrease in average revenue per unit, driven by lower fuel surcharge revenue, adverse mix of traffic, lower intermodal storage revenues, and decreased pricing, partially offset by higher volumes. Adverse mix was driven by outsized growth in international intermodal volumes combined with declines in coal volumes. Higher adjusted railway operating expenses reflect inflationary pressures, increased headcounts, and volume-related costs, partially offset by lower fuel prices.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2024	2023	% change
Merchandise:
Agriculture, forest and consumer products	$629	$653	(4%)
Chemicals	527	541	(3%)
Metals and construction	430	400	8%
Automotive	277	284	(2%)
Merchandise	1,863	1,878	(1%)
Intermodal	745	814	(8%)
Coal	396	440	(10%)
Total	$3,004	$3,132	(4%)

Units
Merchandise:
Agriculture, forest and consumer products	184.1	187.7	(2%)
Chemicals	130.5	136.1	(4%)
Metals and construction	160.6	153.4	5%
Automotive	88.3	88.1	—%
Merchandise	563.5	565.3	—%
Intermodal	988.8	916.8	8%
Coal	167.1	173.8	(4%)
Total	1,719.4	1,655.9	4%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,415	$3,477	(2%)
Chemicals	4,039	3,979	2%
Metals and construction	2,679	2,607	3%
Automotive	3,133	3,226	(3%)
Merchandise	3,306	3,323	(1%)
Intermodal	754	887	(15%)
Coal	2,369	2,533	(6%)
Total	1,747	1,891	(8%)

Railway operating revenues decreased $128 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(6)	$64	$(17)
Fuel surcharge revenue	(61)	(41)	(13)
Rate, mix and other	52	(92)	(14)

Total	$(15)	$(69)	$(44)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $260 million and $375 million in the first quarters of 2024 and 2023, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2024, we expect that revenue will be higher compared to 2023 driven by increased volume.

Merchandise

Merchandise revenues decreased due to lower average revenue per unit, driven by lower fuel surcharge revenue, partially offset by increased pricing. Overall volume was nearly flat compared to the same period last year.

Agriculture, forest and consumer products volume decreased due to declines in corn, sweeteners, and fertilizers, partially offset by increases in wheat. Decreased corn volume was the result of customer sourcing changes due to increased southeast corn production. Volume decline in sweeteners was due to customer sourcing changes and an unfavorable crop season. Volume in fertilizers was down due to reduced business opportunities. Volume growth in wheat was largely due to growth with existing customers.

Chemicals volume decreased due to declines in crude oil and petroleum products. Volume declines in crude oil are due to a market share shift, and volume declines in petroleum are related to the conclusion of a spot opportunity handled in the first quarter last year to support a customer during a refinery outage.

Metals and construction volume rose, driven by increased equipment availability for coil steel, and iron and steel. Scrap metal growth was due to increased demand.

Automotive volume was flat due to steady demand and improved equipment cycle times, offset by quality holds at the manufacturers.

Intermodal

Intermodal revenues decreased, the result of lower average revenue per unit, driven by decreased pricing, lower fuel surcharge revenue, declines in storage service charges, and adverse mix, partially offset by higher volume.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2024	2023	% change

Domestic	590.4	587.7	—%
International	398.4	329.1	21%

Total	988.8	916.8	8%

Domestic volume increased due to growth in existing customers. International volume rose, driven by higher empty container volume, increased import and export demand, and ocean carriers favoring inland point intermodal traffic.

Coal

Coal revenues declined, the result of lower average revenue per unit driven by decreased pricing and fuel surcharge revenue, and lower volume.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2024	2023	% change

Utility	7,019	8,210	(15%)
Export	8,749	8,206	7%
Domestic metallurgical	2,193	2,331	(6%)
Industrial	786	689	14%

Total	18,747	19,436	(4%)

Utility tonnage decreased as a result of unplanned customer outages, high stockpiles, low natural gas prices and a mild winter. Domestic metallurgical tonnage decreased due to a decline in customer demand. Export and industrial tonnage were both higher due to increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2024	2023	% change

Compensation and benefits	$736	$690	7%
Purchased services and rents	528	496	6%
Fuel	284	315	(10%)
Depreciation	337	321	5%
Materials and other	215	212	1%
Restructuring and other charges	99	—
Eastern Ohio incident	592	387	53%

Total	$2,791	$2,421	15%

Compensation and benefits expense increased as follows:

•employee activity levels (up $26 million),
•pay rates (up $24 million), and
•other (down $4 million).

Average rail headcount for the quarter was up by 1,100 compared with the first quarter of 2023 primarily due to the hiring of additional non-train and engine craft and nonagreement employees.

Purchased services and rents increased as follows ($ in millions):

	First Quarter
	2024	2023	% change

Purchased services	$420	$399	5%
Equipment rents	108	97	11%

Total	$528	$496	6%

Purchased services primarily increased due to higher volume-related expenses, increased operational and transportation expenses, as well as higher technology-related costs. Equipment rents increased due to higher short-term locomotive resource costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased due to lower locomotive fuel prices (down 12%), partially offset by increased consumption (up 3%).

Depreciation expense increased due to a higher asset base.

Materials and other expenses increased as follows ($ in millions):

	First Quarter
	2024	2023	% change

Materials	$98	$91	8%
Claims	48	54	(11%)
Other	69	67	3%

Total	$215	$212	1%

Materials expense increased due to higher locomotive and freight car materials costs. Claims expense decreased as a result of lower costs associated with derailments. Other expense increased due to lower gains from operating property sales, higher travel-related expenses, and increased non-income based taxes, partially offset by higher rental income. We had no gains from operating property sales in 2024, as compared to $3 million in 2023, which are recorded in “Other expense.”

Restructuring and other charges

During the first quarter of 2024, we recorded $99 million in expense associated with our voluntary and involuntary separation programs that will reduce our management workforce, as well as costs associated with the appointment of our new chief operating officer.

Eastern Ohio incident

During the first quarter of 2024, we recorded $592 million for costs associated with the Incident, as compared to $387 million in the first quarter of 2023. Costs incurred in the first quarter of 2024 include the impact of an agreement in principle to resolve a consolidated class action lawsuit related to the Incident and costs for environmental matters and other legal proceedings, which were partially offset by $108 million of expected recoveries under our insurance policies. In the first quarter of 2023, we recorded $387 million for costs primarily associated with environmental matters and legal proceedings and did not record any estimates of recoveries under our insurance policies. Our cash expenditures attributable to the Incident, net of insurance proceeds received, were $117 million and $55 million for the first three months of 2024 and 2023, respectively, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 13 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net decreased $38 million reflecting costs associated with shareholder matters and lower returns on COLI, partially offset by higher interest income.

Income taxes

The effective tax rate for the first three months of 2024 was (76.7%), compared with 21.3% for the same period last year. The negative effective rate for the first quarter of 2024 is driven by low pre-tax income coupled with a $27 million deferred income tax benefit recognized in the quarter, which is the result of a subsidiary restructuring that reduced our estimated deferred state income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $839 million for the first three months of 2024, compared with $1.2 billion for the same period of 2023. The decrease reflects lower operating results. We had negative working capital of $1.1 billion at March 31, 2024 and working capital of $639 million at December 31, 2023. Cash and cash equivalents totaled $652 million at March 31, 2024.

Cash used in investing activities was $1.8 billion for the first three months of 2024, compared with $391 million for the same period last year. The increase was driven by the acquisition of the assets of the CSR as well as increased property additions, partially offset by increased borrowings from our COLI policies. Please see Note 9 in the Notes to Consolidated Financial Statements for a detailed discussion of the acquisition of the CSR assets.

Cash provided by financing activities was $89 million for the first three months of 2024, compared with cash used in financing activities of $686 million for the same period last year. The change reflects lower debt repayments and repurchases of Common Stock, partially offset by lower proceeds from borrowing. We did not repurchase any Common Stock during the first three months of 2024, while we repurchased $163 million during the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we also entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with our $800 million credit agreement. We had no amounts outstanding under this facility at March 31, 2024, and if left undrawn, the term loan credit agreement is set to expire at the end of July 2024.

We also have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2024. We had $400 million (at an average variable interest rate of 6.06%) outstanding under this program at March 31, 2024 and no amounts outstanding at December 31, 2023. We had fully utilized our borrowing capacity under the program at March 31, 2024, while we had $400 million available at December 31, 2023.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had $308 million outstanding at March 31, 2024 and no amounts outstanding at December 31, 2023. Our remaining borrowing capacity was $340 million and $640 million at March 31, 2024 and December 31, 2023, respectively.

Our debt-to-total capitalization ratio was 58.4% at March 31, 2024 and 57.3% at December 31, 2023. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2023. On April 9, 2024, we announced that we have reached an agreement in principle to settle the Ohio Class Action for $600 million.

Subject to final court approval and other conditions, payments to class members under the settlement could begin by the end of this year.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the critical accounting estimates contained in our Form 10-K at December 31, 2023.

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

The latest round of national bargaining concluded in December 2022, when agreements were either ratified or enacted through legislative action for all of our unions. With the conclusion of national bargaining, neither party can compel mandatory bargaining around any new proposals until November 1, 2024.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed under “Risk Factors” in our latest Form 10-K as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics, and Sustainability sections of our website (norfolksouthern.investorroom.com/key-investor-information, norfolksouthern.investorroom.com/weekly-performance-reports & norfolksouthern.com/sustainability) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including X (formerly known as Twitter) (www.twitter.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2024.  Based on such evaluation, our officers have concluded that, at March 31, 2024, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2024, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

The risks set forth in “Risk Factors” included in our 2023 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares (or Units) that may yet be Purchased under the Publicly Announced Plans or Programs (2)

January 1-31, 2024	774	$233.60	—	$6,868,152,575
February 1-29, 2024	262	250.63	—	6,868,152,575
March 1-31, 2024	—	—	—	6,868,152,575

Total	1,036		—

1.Of this amount, 1,036 represent shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
2.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of March 31, 2024, $6.9 billion remains authorized for repurchase.

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

Item 6.  Exhibits

10.1*	Fourth Omnibus Amendment Agreement dated February 28, 2024 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees.

10.2*,**	Offer Letter for John Orr dated March 18, 2024.

10.3*,**	Retention Agreement for Ann A. Adams dated January 29, 2024.

10.4*,**
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended effective March 27, 2018, November 17, 2020, November 17, 2023, and April 2, 2024.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2024 and 2023; (iii) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (iv) the Consolidated Statements of Cash Flows for the first three months of 2024 and 2023; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 24, 2024	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 24, 2024	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)