Form 10-Q
period 2024-06-30
NORFOLK SOUTHERN CORP
filed 2024-07-26
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock ($1.00 par value per share)	226,096,433	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions, except per share amounts)

Railway operating revenues	$3,044	$2,980	$6,048	$6,112

Railway operating expenses
Compensation and benefits	700	693	1,436	1,383
Purchased services and rents	516	506	1,044	1,002
Fuel	257	263	541	578
Depreciation	335	321	672	642
Materials and other	173	205	388	417
Restructuring and other charges	(3)	—	96	—
Eastern Ohio incident	(65)	416	527	803

Total railway operating expenses	1,913	2,404	4,704	4,825

Income from railway operations	1,131	576	1,344	1,287

Other income – net	17	57	35	113
Interest expense on debt	204	170	405	345

Income before income taxes	944	463	974	1,055

Income taxes	207	107	184	233

Net income	$737	$356	$790	$822

Earnings per share
Basic	$3.26	$1.56	$3.49	$3.61
Diluted	3.25	1.56	3.48	3.60

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions)

Net income	$737	$356	$790	$822
Other comprehensive loss, before tax:
Pension and other postretirement expense	(11)	(6)	(13)	(11)
Other comprehensive income of equity investees	1	1	1	—

Other comprehensive loss, before tax	(10)	(5)	(12)	(11)
Income tax benefit related to items of other
comprehensive loss	2	1	2	3

Other comprehensive loss, net of tax	(8)	(4)	(10)	(8)

Total comprehensive income	$729	$352	$780	$814

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$659	$1,568
Accounts receivable – net	1,189	1,147
Materials and supplies	308	264
Other current assets	148	292
Total current assets	2,304	3,271

Investments	3,812	3,839
Properties less accumulated depreciation of $13,630
and $13,265, respectively	35,280	33,326
Other assets	1,162	1,216

Total assets	$42,558	$41,652

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,535	$1,638
Short-term debt	400	—
Income and other taxes	208	262
Other current liabilities	1,269	728
Current maturities of long-term debt	255	4
Total current liabilities	3,667	2,632

Long-term debt	16,937	17,175
Other liabilities	1,747	1,839
Deferred income taxes	7,228	7,225

Total liabilities	29,579	28,871

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 226,096,433 and 225,681,254 shares,
respectively, net of treasury shares	227	227
Additional paid-in capital	2,208	2,179
Accumulated other comprehensive loss	(330)	(320)
Retained income	10,874	10,695

Total stockholders’ equity	12,979	12,781

Total liabilities and stockholders’ equity	$42,558	$41,652

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2024	2023
	($ in millions)
Cash flows from operating activities
Net income	$790	$822
Reconciliation of net income to net cash provided by operating activities:
Depreciation	672	642
Deferred income taxes	5	(35)
Gains and losses on properties	(25)	(25)
Changes in assets and liabilities affecting operations:
Accounts receivable	(43)	57
Materials and supplies	(44)	(19)
Other current assets	57	36
Current liabilities other than debt	596	460
Other – net	(133)	(92)

Net cash provided by operating activities	1,875	1,846

Cash flows from investing activities
Property additions	(1,125)	(948)
Acquisition of assets of CSR	(1,643)	—
Property sales and other transactions	70	61
Investment purchases	(206)	(6)
Investment sales and other transactions	337	152

Net cash used in investing activities	(2,567)	(741)

Cash flows from financing activities
Dividends	(610)	(615)
Common stock transactions	(5)	(9)
Purchase and retirement of common stock	—	(303)
Proceeds from borrowings	600	724
Debt repayments	(202)	(802)

Net cash used in financing activities	(217)	(1,005)

Net increase (decrease) in cash and cash equivalents	(909)	100

Cash and cash equivalents
At beginning of year	1,568	456

At end of period	$659	$556

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$373	$318
Income taxes (net of refunds)	107	315

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2023	$227	$2,179	$(320)	$10,695	$12,781

Comprehensive income:
Net income				53	53
Other comprehensive loss			(2)		(2)
Total comprehensive income					51
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		9			9

Balance at March 31, 2024	227	2,188	(322)	10,443	12,536

Comprehensive income:
Net income				737	737
Other comprehensive loss			(8)		(8)
Total comprehensive income					729
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		20		(1)	19

Balance at June 30, 2024	$227	$2,208	$(330)	$10,874	$12,979

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2024 and December 31, 2023, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2024 and 2023, and our cash flows for the first six months of 2024 and 2023 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$622	$627	$1,251	$1,280
Chemicals	532	503	1,059	1,044
Metals and construction	440	415	870	815
Automotive	310	281	587	565
Merchandise	1,904	1,826	3,767	3,704
Intermodal	742	745	1,487	1,559
Coal	398	409	794	849

Total	$3,044	$2,980	$6,048	$6,112

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2024 and December 31, 2023.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 4% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarters of 2024 and 2023 and first six months of 2024, and 5% for the first six months of 2023.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2024	December 31, 2023
	($ in millions)

Customer	$829	$882
Non-customer	360	265

Accounts receivable – net	$1,189	$1,147

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at June 30, 2024 and December 31, 2023.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions)

Stock-based compensation expense	$13	$11	$32	$22
Total tax benefit	3	3	8	9

During 2024, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	8,090	$83.48	72,430	$80.08
RSUs	29,941	240.18	226,509	234.61
PSUs	5,420	248.86	58,020	259.02

Stock Options

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions)

Options exercised	17,757	10,461	114,974	77,272
Cash received upon exercise	$2	$1	$11	$6
Related tax benefits realized	—	—	3	3

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2024	2023	2024	2023
	($ in millions)

RSUs vested	12,494	3,908	169,145	153,030
Common Stock issued net of tax withholding	9,016	2,811	117,266	107,419
Related tax benefits realized	$—	$—	$—	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2024 and 2023.

	First Six Months
	2024	2023
	($ in millions)

PSUs earned	41,580	58,599
Common Stock issued net of tax withholding	26,056	40,255
Related tax benefits realized	$—	$—

3.  Restructuring and Other Charges

During the first quarter of 2024, we commenced voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. “Restructuring and other charges” in the first six months includes $61 million in “Total railway operating expenses” related to these programs, which primarily consists of separation payments to the impacted management employees.

Additionally, we evaluated the impact of these separation programs on our pension and other postretirement benefit plans, as further discussed in Note 11.

In March 2024, we appointed John Orr as Executive Vice President and Chief Operating Officer of the Company. “Restructuring and other charges” in the first six months also includes $35 million of costs related to this appointment, including an agreement with his previous employer, Canadian Pacific Kansas City (CPKC), that resulted in a $25 million payment and certain commercial considerations to CPKC in exchange for a waiver of his noncompete provisions.

4. Income Taxes

During the first six months of 2024, we recorded a $27 million deferred income tax benefit as a result of a subsidiary restructuring.

5.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2024	2023	2024	2023
	($ in millions, except per share amounts, shares in millions)

Net income	$737	$356	$737	$356
Dividend equivalent payments	(1)	—	(1)	—

Income available to common stockholders	$736	$356	$736	$356

Weighted-average shares outstanding	226.0	227.5	226.0	227.5
Dilutive effect of outstanding options and share-settled awards			0.4	0.5
Adjusted weighted-average shares outstanding			226.4	228.0

Earnings per share	$3.26	$1.56	$3.25	$1.56

	Basic		Diluted
	First Six Months
	2024	2023	2024	2023
	($ in millions, except per share amounts, shares in millions)

Net income	$790	$822	$790	$822
Dividend equivalent payments	(2)	(1)	(2)	(1)

Income available to common stockholders	$788	$821	$788	$821

Weighted-average shares outstanding	225.9	227.6	225.9	227.6
Dilutive effect of outstanding options and share-settled awards			0.4	0.5
Adjusted weighted-average shares outstanding			226.3	228.1

Earnings per share	$3.49	$3.61	$3.48	$3.60

During the second quarters and first six months of 2024 and 2023, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the second quarters and first six months ended June 30, 2024 and 2023.

6.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2024
Pensions and other postretirement liabilities	$(292)	$(7)	$(4)	$(303)
Other comprehensive income (loss) of equity investees	(28)	1	—	(27)

Accumulated other comprehensive loss	$(320)	$(6)	$(4)	$(330)

Six months ended June 30, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(8)	$(327)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(8)	$(359)

7.  Stock Repurchase Program

We did not repurchase any shares of Common Stock under our stock repurchase program in the first six months of 2024, while we repurchased and retired 1.3 million shares of Common Stock at a cost of $305 million in the first six months of 2023, inclusive of excise taxes.

8.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.7 billion at both June 30, 2024 and December 31, 2023.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $50 million and $39 million for the second quarters of 2024 and 2023, respectively, and $102 million and $84 million for the first six months of 2024 and 2023, respectively. Our equity in Conrail’s earnings, net of amortization, was $22 million and $19 million for the second quarters of 2024 and 2023, respectively, and $43 million and $35 million for the first six months of 2024 and 2023, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2024 and December 31, 2023 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $74 million and $69 million for the second quarters of 2024 and 2023, respectively, and $148 million and $135 million for the first six months of 2024 and 2023, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $14 million and $12 million for the second quarters of 2024 and 2023, respectively, and $27 million and $21 million for the first six months of 2024 and 2023, respectively.

9.  Acquisition of Assets of Cincinnati Southern Railway

On March 15, 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the Cincinnati Southern Railway (CSR) for $1.7 billion (of which $0.1 billion was paid in 2023). We previously operated this line subject to an operating lease agreement, which was terminated upon the close of the transaction. The purchase price was allocated to the assets acquired in the transaction. The asset purchase is reflected in “Properties less accumulated depreciation” on the Consolidated Balance Sheet and is distinctly identified in the “Cash flows from investing activities” section of the Consolidated Statement of Cash Flows. The lease expense recognized pursuant to the previous operating lease agreement was $6 million in the second quarter of 2023, and $5 million and $12 million for the first six months of 2024 and 2023, respectively.

10.  Debt

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At June 30, 2024, we had no outstanding commercial paper. During July 2024, we issued $300 million of unsecured commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. Amounts received under this facility are accounted for as borrowings. We had $400 million (at an interest rate of 6.06%) outstanding under this program at June 30, 2024, which is included within “Short-term debt”, and no amounts outstanding under this program at December 31, 2023. We had fully utilized our borrowing capacity under the program at June 30, 2024, while we had $400 million of available borrowing capacity at December 31, 2023. Our accounts receivable securitization program was supported by $847 million and $903 million in receivables at June 30, 2024 and December 31, 2023, respectively, which are included in “Accounts receivable – net”. During July 2024, we repaid $400 million that was outstanding under this program.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with the $800 million credit agreement. We had no amounts outstanding under this facility at June 30, 2024. During July 2024, we extended the availability period of the term loan agreement. If left undrawn, the term loan will be available until October 2024.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter
	2024	2023	2024	2023
	($ in millions)
Service cost	$7	$6	$1	$1
Interest cost	27	27	4	5
Expected return on plan assets	(51)	(52)	(3)	(3)
Amortization of net losses	4	1	—	—
Amortization of prior service benefit	—	—	(6)	(7)
Curtailment gain	—	—	(20)	—

Net benefit	$(13)	$(18)	$(24)	$(4)

	Pension Benefits		Other Postretirement Benefits
	First Six Months
	2024	2023	2024	2023
	($ in millions)
Service cost	$13	$12	$2	$2
Interest cost	54	54	7	9
Expected return on plan assets	(102)	(104)	(6)	(6)
Amortization of net losses	8	2	—	—
Amortization of prior service benefit	—	—	(12)	(13)
Curtailment gain	—	—	(20)	—

Net benefit	$(27)	$(36)	$(29)	$(8)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

During the first quarter of 2024, we commenced voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 715, “Compensation-Retirement Benefits,” we evaluated whether a curtailment of our pension and other postretirement benefit plans had occurred. While the reduction in our workforce did not result in a curtailment to our pension benefit plans, a curtailment to our other postretirement benefit plan did occur as the future years of service of plan participants were reduced in excess of 10%. As a result, we remeasured the other postretirement benefit obligation using a discount rate of 5.74% and recorded an $11 million reduction to the obligation. Additionally, we recognized a curtailment gain of $20 million in the second quarter of 2024, the period in which the employees departed the Company, for the impacted portion of the prior service benefit previously recorded within accumulated other comprehensive loss.

12.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2024 or December 31, 2023. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,192)	$(15,695)	$(17,179)	$(16,631)

13.  Commitments and Contingencies

Eastern Ohio Incident

Summary

On February 3, 2023, a train operated by us derailed in East Palestine, Ohio. The derailed equipment included 38 railcars, 11 of which were non-Company-owned tank cars containing hazardous materials. Fires associated with the derailment threatened certain tank cars. There was concern that the pressure inside of the tank cars carrying vinyl chloride was rising and that the pressure relief devices were no longer functioning properly, which would have posed the risk of a catastrophic explosion. As a consequence, on February 6, 2023, the local incident commander (the East Palestine Fire Chief)—in consultation with the incident command that included, among others, federal, state and local officials and Norfolk Southern—opted to conduct a controlled vent and burn of five derailed tank cars, all of which contained vinyl chloride. This procedure involved creating holes in the five tank cars to drain the vinyl chloride into adjacent trenches that had been dug into the ground where the vinyl chloride was ignited and burned. Any remaining materials released from the derailment or during the vent and burn have been or are being remediated. The February 3rd derailment, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6th is hereinafter referred to as the “Incident.”

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

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss related to the Incident with certainty, we have accrued amounts for probable and reasonably estimable liabilities for those environmental and non-environmental matters described below. As of June 30, 2024 and December 31, 2023, our probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings were $858 million and $464 million, respectively, which are discussed in further detail below. These amounts represent the difference between the recognized expense and cash expenditures (net of insurance recoveries) related to the Incident as of each respective date. From the inception of the Incident, we have recognized a total of $1.6 billion in expenses directly attributable to the Incident, which included $365 million of insurance recoveries from claims made under our insurance policies. We have also recorded a deferred tax asset of $232 million and $249 million at June 30, 2024 and December 31, 2023, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

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

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, some of which have concluded and some which are continuing, including but not limited to, air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities, and excavating and disposing of potentially affected soil at hazardous waste landfills or incinerators. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO and we continue to conduct environmental assessment and remediation, as required by U.S. EPA as well as the Ohio EPA and Pennsylvania DEP, pursuant to the UAO and the directives issued thereunder. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA), requiring preparation of additional environmental work plans. We timely submitted our Notice of Intent to Comply with the CWA order and continue to complete environmental assessment and remediation as required by the U.S. EPA, as well as state agencies, in compliance with the CWA order. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the CWA and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and discovery is ongoing in the Ohio AG case. On June 30, 2023, we filed third-party claims against certain railcar defendants and shippers involved in the Incident. The Court dismissed the third party claims on March 6, 2024, and on March 26, 2024, we filed a motion requesting the Court to enter partial final judgment as to the third party claims. On May 23, 2024, DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. As proposed, the Consent Decree will require the Company to pay for the federal government’s oversight costs of $57 million through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. The proposed Consent Decree also requires the Company to pay a civil penalty of $15 million for alleged violations of the CWA. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The proposed Consent Decree is subject to a mandatory public comment period and then will be subject to review by the judge, prior to entry of the Consent Decree. The Ohio AG did not join this settlement.

In accordance with FASB ASC 410-30 “Environmental Liabilities,” as of June 30, 2024 and December 31, 2023, we had recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters of $265 million and $319 million, respectively, and which are primarily included in “Other current liabilities” on the Consolidated Balance Sheet. We recognized $53 million and $264 million of expense during the second quarters of 2024 and 2023, respectively, and $113 million and $581 million during the first six months of 2024 and 2023, respectively. We made $80 million and $177 million in payments during the second quarters of 2024 and 2023, respectively, and $167 million and $208 million during the first six months of 2024 and 2023, respectively, related to these matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the proposed DOJ Consent Decree (including civil penalties related to alleged violations of the CWA). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities (including those resulting from soil, water, sediment, and air assessment and investigative activities that are currently being, and will continue to be, conducted at the site), and the extent and duration of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate. Since the date of the Incident, we have recognized a total of $949 million in expenses related to environmental matters, of which $684 million has been paid.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. The putative class is defined by reference to a class area covering a 30-mile radius. On July 12, 2023, we filed a third-party complaint bringing in multiple parties involved in the Incident. Fact discovery ended on February 5, 2024. The Court denied in part and granted in part all motions to dismiss, as to the plaintiffs’ case and as to our third-party complaint, on March 13, 2024. On April 9, 2024, we announced that we reached an agreement in principle to settle the Ohio Class Action for $600 million. The settlement agreement does not resolve, and expressly preserves, our third-party claims in the third-party complaint. The court granted preliminary approval of the settlement on May 21, 2024. The court will consider whether to grant final approval of the settlement on September 25, 2024. If approved by the court, the terms of the agreement will resolve all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. Subject to final court approval, payments to class members under the settlement could begin by the end of this year.

Another putative class action is pending in the Western District of Pennsylvania, brought by Pennsylvania school districts and students. On August 22, 2023, six Pennsylvania school districts and students filed a putative class action lawsuit alleging negligence, strict liability, nuisance, and trespass, and seeking damages and health monitoring. On December 8, 2023, the school districts amended their complaint to add additional companies as defendants in the action. On February 23, 2024, we and the other defendants filed motions to dismiss and those motions are fully briefed and currently pending before the court. Combined with the Ohio Class Action, these lawsuits are collectively referred to herein as the Incident Lawsuits.

In accordance with FASB ASC 450, “Contingencies,” as of June 30, 2024 and December 31, 2023, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $644 million and $82 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and six shareholder derivative complaints filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Matters). On February 2, 2024, defendants filed a motion to dismiss the complaint in the Securities Act lawsuit, the court held oral argument regarding the motion to dismiss on May 29, 2024, and a decision is pending. The plaintiffs filed an amended complaint in the Exchange Act lawsuit on April 25, 2024, and the defendants filed a motion to dismiss on June 24, 2024. No responsive pleadings have been filed yet with respect to the other Shareholder Matters.

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

The amounts recorded do not include any estimate of loss for which we believe a loss is either not probable or not reasonably estimable for any fines or penalties (in excess of the liabilities established for CWA-related civil penalties) that may be imposed as a result of the Incident Inquiries and Investigations, as more specifically set forth and defined below (the outcome of which are uncertain at this time).

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA Safety Assessment (defined and described below), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our accruals for probable and reasonably estimable liabilities related to the Incident do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB concluded its investigation and adopted a final investigative report on June 25, 2024, then issued the final public report on July 12, 2024. The NTSB found that the probable cause of the derailment was the failure of a bearing which overheated and caused the axle to separate, derailing the train and leading to a post-derailment fire. The NTSB issued over 30 recommendations, of which four were issued to Norfolk Southern. The NTSB continues to work on a safety culture investigation, and a report on this part of the investigation is expected to be issued by the fall of 2024.

Concurrent with the NTSB Investigation, the FRA also investigated the Incident. Similar in scope to the NTSB Investigation, the FRA examined railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation). The FRA Incident Investigation will likely result in the assessment of civil penalties, though the amount and materiality of these penalties cannot be reasonably estimated at this time. In addition to the FRA Incident Investigation, the FRA completed a 60-day supplemental safety assessment (the FRA Safety Assessment). The FRA Safety Assessment included a review of findings from a previously completed 2022 system audit and an assessment of operational elements including, but not limited to: track, signal, and rolling stock maintenance, inspection and repair practices; protection of employees; communications between transportation departments and mechanical and engineering staff; operation control center procedures and dispatcher training. The overall scope of the FRA Safety Assessment was to examine our safety culture. The FRA issued a public report in early August 2023 which included its findings and related corrective actions. We have launched initiatives to implement all of these items, and will monitor progress on these initiatives going forward.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $58 million at June 30, 2024 and $60 million at December 31, 2023, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2024, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 77 known locations and projects compared with 81 locations and projects at December 31, 2023. At June 30, 2024, twenty sites accounted for $47 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Under current moratorium provisions, neither party can serve notice to compel a new round of mandatory collective bargaining until November 1, 2024, and any agreements reached would take effect no earlier than January 1, 2025. When the moratoriums expire, the parties will exchange bargaining notices and commence direct negotiations. Even if the parties are unable to reach voluntary agreement during this first phase of negotiations, self-help, e.g., a strike or other work stoppage, related to this collective bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the Railway Labor Act, including federal mediation, are exhausted.

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. Our current liability insurance provides limits for approximately 93% of covered losses above $75 million and below $734 million per occurrence and/or policy year. In addition, we purchase insurance for damage to property owned by us or in our care, custody, or control. Our current property insurance provides limits for approximately 82% of covered losses above $75 million and below $275 million per occurrence and/or policy year. With respect to the Incident, our insurance in effect at such time provided coverage above $75 million and below $800 million (or up to $1.1 billion for specified types of pollution releases) per occurrence and/or policy year, and with respect to property owned by us or in our care, custody, or control, our insurance covered approximately 82% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

Insurance coverage with respect to the Incident is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties. Some (re)insurers have questioned certain payments we have made, for example, as part of our effort to respond to, mitigate, and compensate for the impact to the community and affected residents and businesses. We are pursuing coverage with respect to the Incident, and we have recognized $365 million in insurance recoveries (including $156 million and $264 million during the second quarter and first six months of 2024, respectively), principally from excess liability (re)insurers. At June 30, 2024, $119 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets.

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

Throughout the first half of 2024, we have executed on initiatives aimed at delivering a high-quality service product for our customers, increasing productivity, and improving our operating margins. We have enhanced our leadership team to accelerate operational improvements and restructured our management workforce to become a more productive organization. We also continued to deliver on our commitments to respond to the Eastern Ohio Incident (as defined further and described in Note 13 in the Notes to Consolidated Financial Statements) and make it right for the affected communities. In the second quarter, we improved our operating ratio (a measure of the amount of operating revenues consumed by operating expenses), achieving an operating ratio of 62.8% and an adjusted operating ratio of 65.1% (see our non-GAAP reconciliations beginning on page 26). We remain committed to being a more productive, resilient, and efficient railroad while achieving industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,044	$2,980	2%	$6,048	$6,112	(1%)
Railway operating expenses	$1,913	$2,404	(20%)	$4,704	$4,825	(3%)
Income from railway operations	$1,131	$576	96%	$1,344	$1,287	4%
Net income	$737	$356	107%	$790	$822	(4%)
Diluted earnings per share	$3.25	$1.56	108%	$3.48	$3.60	(3%)
Railway operating ratio (percent)	62.8	80.7	(22%)	77.8	78.9	(1%)

Income from railway operations increased in both periods, primarily as a result of lower railway operating expenses, including a decline in Incident-related costs. Second quarter 2024 financial results also reflect higher railway operating revenues, driven by increased volumes. As a result, net income and diluted earnings per share were up significantly in the second quarter. For the first six months of 2024, net income and diluted earnings per share declined, as lower other income-net, which includes costs associated with shareholder advisory matters, and higher interest expense more than offset the growth in income from railway operations.

The following tables adjust our GAAP financial results for the second quarter and first six months of 2024 and 2023 to exclude the effects of the Incident, restructuring and other charges (including the curtailment gain on our other postretirement benefit plan, which is included in “Other income – net”), shareholder advisory costs, and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Second Quarter 2024
	Reported 2024 (GAAP)	Eastern Ohio Incident	Restructuring and Other Charges	Shareholder Advisory Costs	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,913	$65	$3	$—	$1,981
Income from railway operations	$1,131	$(65)	$(3)	$—	$1,063
Net income	$737	$(49)	$(16)	$22	$694
Diluted earnings per share	$3.25	$(0.22)	$(0.07)	$0.10	$3.06
Railway operating ratio (percent)	62.8	2.2	0.1	—	65.1

	Non-GAAP Reconciliation for Second Quarter 2023
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,404	$(416)	$1,988
Income from railway operations	$576	$416	$992
Net income	$356	$317	$673
Diluted earnings per share	$1.56	$1.39	$2.95
Railway operating ratio (percent)	80.7	(14.0)	66.7

In the table below, references to the results for the second quarters of 2024 and 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	Second Quarter
	Adjusted 2024 (non-GAAP)	Adjusted 2023 (non-GAAP)	Adjusted 2024 vs. Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,981	$1,988	—%
Income from railway operations	$1,063	$992	7%
Net income	$694	$673	3%
Diluted earnings per share	$3.06	$2.95	4%
Railway operating ratio (percent)	65.1	66.7	(2%)

	Non-GAAP Reconciliation for First Six Months 2024
	Reported 2024 (GAAP)	Eastern Ohio Incident	Restructuring and Other Charges	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$4,704	$(527)	$(96)	$—	$—	$4,081
Income from railway operations	$1,344	$527	$96	$—	$—	$1,967
Net income	$790	$399	$59	$38	$(27)	$1,259
Diluted earnings per share	$3.48	$1.77	$0.26	$0.17	$(0.12)	$5.56
Railway operating ratio (percent)	77.8	(8.7)	(1.6)	—	—	67.5

	Non-GAAP Reconciliation for First Six Months 2023
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$4,825	$(803)	$4,022
Income from railway operations	$1,287	$803	$2,090
Net income	$822	$610	$1,432
Diluted earnings per share	$3.60	$2.67	$6.27
Railway operating ratio (percent)	78.9	(13.1)	65.8

In the table below, references to the results for the first six months of 2024 and 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the tables above.

	First Six Months
	Adjusted 2024 (non-GAAP)	Adjusted 2023 (non-GAAP)	Adjusted 2024 vs. Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$4,081	$4,022	1%
Income from railway operations	$1,967	$2,090	(6%)
Net income	$1,259	$1,432	(12%)
Diluted earnings per share	$5.56	$6.27	(11%)
Railway operating ratio (percent)	67.5	65.8	3%

On an adjusted basis, income from railway operations increased in the second quarter but decreased for the first six months. The increase in the second quarter was primarily driven by higher railway operating revenues, due to an increase in volume. For the first six months, the decline in adjusted income from railway operations was due to lower revenues and higher adjusted railway operating expenses. Revenue declined for the first six months, despite higher volume, as a result of adverse mix of traffic, lower fuel surcharge revenues, and lower intermodal storage revenues. Adjusted railway operating expenses were higher as a result of increases in compensation and benefits, purchased services, and depreciation, partially offset by lower fuel, claims, and other expenses.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2024	2023	% change	2024	2023	% change
Merchandise:
Agriculture, forest and consumer products	$622	$627	(1%)	$1,251	$1,280	(2%)
Chemicals	532	503	6%	1,059	1,044	1%
Metals and construction	440	415	6%	870	815	7%
Automotive	310	281	10%	587	565	4%
Merchandise	1,904	1,826	4%	3,767	3,704	2%
Intermodal	742	745	—%	1,487	1,559	(5%)
Coal	398	409	(3%)	794	849	(6%)
Total	$3,044	$2,980	2%	$6,048	$6,112	(1%)

Units
Merchandise:
Agriculture, forest and consumer products	181.2	187.7	(3%)	365.3	375.4	(3%)
Chemicals	130.1	126.7	3%	260.6	262.8	(1%)
Metals and construction	167.9	161.7	4%	328.5	315.1	4%
Automotive	97.2	90.6	7%	185.5	178.7	4%
Merchandise	576.4	566.7	2%	1,139.9	1,132.0	1%
Intermodal	1,003.5	925.4	8%	1,992.3	1,842.2	8%
Coal	162.9	165.5	(2%)	330.0	339.3	(3%)
Total	1,742.8	1,657.6	5%	3,462.2	3,313.5	4%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,433	$3,342	3%	$3,424	$3,410	—%
Chemicals	4,090	3,966	3%	4,064	3,973	2%
Metals and construction	2,620	2,569	2%	2,649	2,587	2%
Automotive	3,196	3,102	3%	3,166	3,164	—%
Merchandise	3,304	3,222	3%	3,305	3,273	1%
Intermodal	739	805	(8%)	746	846	(12%)
Coal	2,445	2,470	(1%)	2,407	2,502	(4%)
Total	1,747	1,798	(3%)	1,747	1,845	(5%)

Railway operating revenues increased $64 million in the second quarter but decreased $64 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$31	$63	$(6)	$26	$127	$(23)
Fuel surcharge revenue	(17)	(6)	(5)	(78)	(47)	(18)
Rate, mix and other	64	(60)	—	115	(152)	(14)

Total	$78	$(3)	$(11)	$63	$(72)	$(55)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $259 million and $287 million in the second quarters of 2024 and 2023, respectively, and $519 million and $662 million for the first six months of 2024 and 2023, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2024, we expect that revenue will be higher compared to 2023 driven by increased volume, partially offset by the impacts of pricing and traffic mix.

Merchandise

Merchandise revenues increased in both periods due to higher average revenue per unit, driven by increased pricing, partially offset by lower fuel surcharge revenue, and increased volume.

Agriculture, forest and consumer products volume decreased in both periods, due to declines in corn, fertilizers, ethanol and food oils, partially offset by increased feed volume. Decreased corn volume was the result of customer sourcing changes due to increased southeast corn production. Volume in fertilizers and food oils were down due to reduced business opportunities, while the volume decline in ethanol was due to reduced production. Volume growth in feed was largely due to growth with existing customers.

Chemicals volume increased in the second quarter but decreased for the first six months. Shipments of organic chemicals and plastics increased in both periods due to stronger demand. Petroleum products and crude oil volume decreased in the first six months. Volume declines in petroleum were related to the conclusion of a spot opportunity handled last year to support a customer during a refinery outage, while declines in crude oil were due to a market share shift.

Metals and construction volume rose in both the second quarter and first six months, driven by increases in aggregates. Additionally, coil steel and iron and steel volume increased in the first six months. The volume increase in aggregates was the result of increased demand, while the increase in coil steel, and iron and steel was due to increased equipment availability.

Automotive volumes increased in both periods, due to increased demand, partially offset by plant shutdowns and quality holds at the manufacturers.

Intermodal

Intermodal revenues decreased in both periods as a result of lower average revenue per unit, driven by decreased pricing, adverse mix, lower fuel surcharge revenue, and declines in storage service charges, partially offset by higher volume.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change

Domestic	616.3	577.0	7%	1,206.7	1,164.7	4%
International	387.2	348.4	11%	785.6	677.5	16%

Total	1,003.5	925.4	8%	1,992.3	1,842.2	8%

Domestic volume increased in both periods due to growth in existing customers and improved service, partially offset by reduced demand for premium and less-than-truckload shipments. International volume rose in both periods, driven by increased movements of empty containers and ocean carriers favoring inland point intermodal traffic.

Coal

Coal revenues declined in both periods. The second quarter decrease is the result of lower volume and lower average revenue per unit driven by adverse mix and decreased fuel surcharge revenue, partially offset by increased pricing. The decline for the first six months was the result of lower average revenue per unit, driven by decreased fuel surcharge revenue and pricing, in addition to lower volume.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change

Utility	7,555	6,852	10%	14,574	15,062	(3%)
Export	7,247	7,697	(6%)	15,996	15,903	1%
Domestic metallurgical	2,573	3,059	(16%)	4,766	5,390	(12%)
Industrial	863	882	(2%)	1,649	1,571	5%

Total	18,238	18,490	(1%)	36,985	37,926	(2%)

Utility tonnage increased during the second quarter due to increased shipments associated with the impacts of warm weather on electricity demand, but decreased during the first six months due to higher stockpiles, low natural gas prices and a mild winter. Export tonnage decreased in the second quarter due to the temporary closure of the Baltimore port which limited export opportunities through that location. Export tonnage increased for the first six months due to increased demand. Domestic metallurgical tonnage declined in both periods as a result of reduced customer demand. Industrial coal tonnage decreased during the second quarter due to customer outages, and increased during the first six months due to higher demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change

Compensation and benefits	$700	$693	1%	$1,436	$1,383	4%
Purchased services and rents	516	506	2%	1,044	1,002	4%
Fuel	257	263	(2%)	541	578	(6%)
Depreciation	335	321	4%	672	642	5%
Materials and other	173	205	(16%)	388	417	(7%)
Restructuring and other charges	(3)	—		96	—
Eastern Ohio incident	(65)	416		527	803	(34%)

Total	$1,913	$2,404	(20%)	$4,704	$4,825	(3%)

Compensation and benefits expense increased in both periods as follows:

•pay rates (up $17 million for the quarter and $41 million for the first six months),
•incentive compensation (up $17 million for the quarter and $20 million for the first six months),
•payroll taxes (down $10 million for the quarter and $18 million for the first six months),
•overtime (down $12 million for the quarter and $14 million for the first six months),
•employee activity levels (down $1 million for the quarter but up $25 million for the first six months), and
•other (down $4 million for the quarter and $1 million for the first six months).

Average rail headcount for the quarter was up by approximately 240 compared with the second quarter of 2023 due to the hiring of additional non-train and engine craft employees, partially offset by lower management and train and engine headcount.

Purchased services and rents increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change

Purchased services	$419	$407	3%	$839	$806	4%
Equipment rents	97	99	(2%)	205	196	5%

Total	$516	$506	2%	$1,044	$1,002	4%

Purchased services rose in both periods primarily due to higher volume-related expenses, increased operational and transportation expenses, and higher technology-related costs. Equipment rents decreased in the second quarter due to decreased time-and-mileage expense, partially offset by increased leased freight car equipment. Equipment rents increased for the first six months due to higher short-term locomotive resource costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations decreased in both periods. Locomotive fuel consumption was down 2% in the second quarter and flat for the first six months. Locomotive fuel price increased 1% in the second quarter but decreased 6% for the first six months.

Depreciation expense increased in both periods due to a higher asset base.

Materials and other expenses decreased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2024	2023	% change	2024	2023	% change

Materials	$92	$88	5%	$190	$179	6%
Claims	50	60	(17%)	98	114	(14%)
Other	31	57	(46%)	100	124	(19%)

Total	$173	$205	(16%)	$388	$417	(7%)

Materials expense increased in both periods due to higher freight car materials costs. Claims expense decreased in both periods as a result of lower costs associated with derailments and personal injury claims. Other expense decreased in both periods due to lower non-income based taxes, increased gains from operating property sales, and higher rental income. Gains from operating property sales, included in Other, totaled $25 million and $19 million for the second quarter in 2024 and 2023, respectively, and $25 million and $22 million in the first six months of 2024 and 2023, respectively.

Restructuring and other charges

During the first six months of 2024, we recognized $96 million in expense associated with our voluntary and involuntary separation programs that reduced our management workforce, as well as costs associated with the appointment of our new chief operating officer. We recognized favorability of $3 million in the second quarter of 2024 due to revised estimates of our costs associated with our voluntary separation programs.

Eastern Ohio incident

During the second quarter of 2024, our insurance recoveries exceeded additional Incident-related expenses by $65 million as compared to $416 million in expenses, net of insurance proceeds, for the same period last year. For the first six months of 2024 and 2023, we incurred expenses of $527 million and $803 million, respectively, for costs associated with the Incident, net of insurance recoveries. Our cash expenditures attributable to the Incident, net of insurance proceeds received, were $133 million and $287 million for the first six months of 2024 and 2023, respectively, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 13 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net decreased $40 million in the second quarter and $78 million for the first six months reflecting costs associated with shareholder matters and lower returns on COLI, partially offset by a $20 million curtailment gain on our other postretirement benefit plan as a result of our voluntary and involuntary separation programs. In addition, the first six months benefited from higher interest income.

Income taxes

The effective tax rate for the second quarter and first six months of 2024 were 21.9% and 18.9%, compared with 23.1% and 22.1%, respectively, for the same periods last year. Both periods in 2024 reflect a $13 million deferred income tax benefit due to a change in a state corporate income tax rate, while the first six months rate also includes a $27 million deferred income tax benefit from subsidiary restructuring. These benefits were partially offset by the absence of certain business tax credits recognized in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.9 billion for the first six months of 2024, compared with $1.8 billion for the same period of 2023. We had negative working capital of $1.4 billion at June 30, 2024 and working capital of $639 million at December 31, 2023. Cash and cash equivalents totaled $659 million at June 30, 2024.

Cash used in investing activities was $2.6 billion for the first six months of 2024, compared with $741 million for the same period last year. The increase was driven by the acquisition of the assets of the CSR as well as increased property additions. Please see Note 9 in the Notes to Consolidated Financial Statements for a detailed discussion of the acquisition of the CSR assets.

Cash used in financing activities was $217 million for the first six months of 2024, compared with $1.0 billion for the same period last year, reflecting lower debt repayments and repurchases of Common Stock, partially offset by lower proceeds from borrowing. We did not repurchase any Common Stock during the first six months of 2024, while we repurchased $303 million during the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At June 30, 2024, we had no outstanding commercial paper. During July 2024, we issued $300 million of unsecured commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. We had $400 million (at an interest rate of 6.06%) outstanding under this program at June 30, 2024 and no amounts outstanding at December 31, 2023. We had fully utilized our borrowing capacity under the program at June 30, 2024, while we had $400 million available at December 31, 2023. During July 2024, we repaid $400 million that was outstanding under this program.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we also entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with our $800 million credit agreement. We had no amounts outstanding under this facility at June 30, 2024. During July 2024, we extended the availability period of the term loan agreement. If left undrawn, the term loan will be available until October 2024.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had $108 million outstanding at June 30, 2024 and no amounts outstanding at December 31, 2023.

Our remaining borrowing capacity was $530 million and $640 million at June 30, 2024 and December 31, 2023, respectively.

Our debt-to-total capitalization ratio was 57.5% at June 30, 2024 and 57.3% at December 31, 2023. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2023. On April 9, 2024, we announced that we have reached an agreement in principle to settle the Ohio Class Action for $600 million. Subject to final court approval and other conditions, payments to class members under the settlement could begin by the end of this year.

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

Under current moratorium provisions, neither party can serve notice to compel a new round of mandatory collective bargaining until November 1, 2024, and any agreements reached would take effect no earlier than January 1, 2025. When the moratoriums expire, the parties will exchange bargaining notices and commence direct negotiations. Even if the parties are unable to reach voluntary agreement during this first phase of negotiations, self-help, e.g., a strike or other work stoppage, related to this collective bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the Railway Labor Act, including federal mediation, are exhausted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2024.  Based on such evaluation, our officers have concluded that, at June 30, 2024, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2024, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (2)

April 1-30, 2024	—	$—	—	$6,868,152,575
May 1-31, 2024	—	—	—	6,868,152,575
June 1-30, 2024	447	223.62	—	6,868,152,575

Total	447		—

1.Of this amount, 447 represent shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
2.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of June 30, 2024, $6.9 billion remains authorized for repurchase.

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

Item 6.  Exhibits

10.1*	Amendment No. 3 dated as of May 24, 2024, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021.

10.2*	First Amendment to Term Loan Credit Agreement dated as of July 19, 2024.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2024 and 2023; (iii) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (iv) the Consolidated Statements of Cash Flows for the first six months of 2024 and 2023; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 26, 2024	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 26, 2024	/s/ Nabanita C. Nag
Nabanita C. Nag Executive Vice President Corporate Affairs, Chief Legal Officer, and Corporate Secretary (Signature)