Form 10-Q
period 2024-09-30
NORFOLK SOUTHERN CORP
filed 2024-10-22
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock ($1.00 par value per share)	226,239,662	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions, except per share amounts)

Railway operating revenues	$3,051	$2,971	$9,099	$9,083

Railway operating expenses
Compensation and benefits	690	715	2,126	2,098
Purchased services and rents	497	517	1,541	1,519
Fuel	216	289	757	867
Depreciation	339	326	1,011	968
Materials and other	(188)	205	200	622
Restructuring and other charges	60	—	156	—
Eastern Ohio incident	(159)	163	368	966

Total railway operating expenses	1,455	2,215	6,159	7,040

Income from railway operations	1,596	756	2,940	2,043

Other income – net	34	40	69	153
Interest expense on debt	203	182	608	527

Income before income taxes	1,427	614	2,401	1,669

Income taxes	328	136	512	369

Net income	$1,099	$478	$1,889	$1,300

Earnings per share
Basic	$4.86	$2.11	$8.35	$5.71
Diluted	4.85	2.10	8.34	5.70

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions)

Net income	$1,099	$478	$1,889	$1,300
Other comprehensive loss, before tax:
Pension and other postretirement expense	(2)	(6)	(15)	(17)
Other comprehensive income (loss) of equity investees	—	(1)	1	(1)

Other comprehensive loss, before tax	(2)	(7)	(14)	(18)
Income tax benefit related to items of other
comprehensive loss	—	2	2	5

Other comprehensive loss, net of tax	(2)	(5)	(12)	(13)

Total comprehensive income	$1,097	$473	$1,877	$1,287

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$975	$1,568
Accounts receivable – net	1,302	1,147
Materials and supplies	288	264
Other current assets	125	292
Total current assets	2,690	3,271

Investments	3,968	3,839
Properties less accumulated depreciation of $13,855
and $13,265, respectively	35,390	33,326
Other assets	1,207	1,216

Total assets	$43,255	$41,652

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,614	$1,638
Income and other taxes	179	262
Other current liabilities	1,329	728
Current maturities of long-term debt	555	4
Total current liabilities	3,677	2,632

Long-term debt	16,644	17,175
Other liabilities	1,786	1,839
Deferred income taxes	7,363	7,225

Total liabilities	29,470	28,871

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 226,239,662 and 225,681,254 shares,
respectively, net of treasury shares	228	227
Additional paid-in capital	2,223	2,179
Accumulated other comprehensive loss	(332)	(320)
Retained income	11,666	10,695

Total stockholders’ equity	13,785	12,781

Total liabilities and stockholders’ equity	$43,255	$41,652

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2024	2023
	($ in millions)
Cash flows from operating activities
Net income	$1,889	$1,300
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,011	968
Deferred income taxes	141	(53)
Gains and losses on properties	(425)	(34)
Changes in assets and liabilities affecting operations:
Accounts receivable	(156)	(65)
Materials and supplies	(24)	(50)
Other current assets	80	37
Current liabilities other than debt	774	538
Other – net	(189)	(135)

Net cash provided by operating activities	3,101	2,506

Cash flows from investing activities
Property additions	(1,706)	(1,491)
Acquisition of assets of CSR	(1,643)	(5)
Property sales and other transactions	527	62
Investment purchases	(318)	(120)
Investment sales and other transactions	349	160

Net cash used in investing activities	(2,791)	(1,394)

Cash flows from financing activities
Dividends	(915)	(920)
Common stock transactions	15	(9)
Purchase and retirement of common stock	—	(503)
Proceeds from borrowings	1,051	2,303
Debt repayments	(1,054)	(933)

Net cash used in financing activities	(903)	(62)

Net increase (decrease) in cash and cash equivalents	(593)	1,050

Cash and cash equivalents
At beginning of year	1,568	456

At end of period	$975	$1,506

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$571	$451
Income taxes (net of refunds)	284	521

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2023	$227	$2,179	$(320)	$10,695	$12,781

Comprehensive income:
Net income				53	53
Other comprehensive loss			(2)		(2)
Total comprehensive income					51
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		9			9

Balance at March 31, 2024	227	2,188	(322)	10,443	12,536

Comprehensive income:
Net income				737	737
Other comprehensive loss			(8)		(8)
Total comprehensive income					729
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		20		(1)	19

Balance at June 30, 2024	$227	$2,208	$(330)	$10,874	$12,979

Comprehensive income:
Net income				1,099	1,099
Other comprehensive loss			(2)		(2)
Total comprehensive income					1,097
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation	1	15		(2)	14

Balance at September 30, 2024	$228	$2,223	$(332)	$11,666	$13,785

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2024 and December 31, 2023, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2024 and 2023, and our cash flows for the first nine months of 2024 and 2023 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K. Certain prior year information has been reclassified to conform to current year presentation.

1.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$624	$611	$1,875	$1,891
Chemicals	543	498	1,602	1,542
Metals and construction	420	417	1,290	1,232
Automotive	274	274	861	839
Merchandise	1,861	1,800	5,628	5,504
Intermodal	763	737	2,250	2,296
Coal	427	434	1,221	1,283

Total	$3,051	$2,971	$9,099	$9,083

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2024 and December 31, 2023.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 4% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarter and first nine months of 2024 and 5% for the third quarter and first nine months of 2023.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2024	December 31, 2023
	($ in millions)

Customer	$817	$882
Non-customer	485	265

Accounts receivable – net	$1,302	$1,147

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at September 30, 2024 and December 31, 2023.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions)

Stock-based compensation expense	$(5)	$10	$27	$32
Total tax benefit (expense)	(1)	2	7	11

During 2024, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	28,510	$70.14	100,940	$77.27
RSUs	19,873	247.86	246,382	235.68
PSUs	850	255.22	58,870	258.97

Stock Options

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions)

Options exercised	142,833	9,934	257,807	87,206
Cash received upon exercise	$20	$1	$31	$7
Related tax benefits realized	3	—	6	3

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	($ in millions)

RSUs vested	1,836	2,587	170,981	155,617
Common Stock issued net of tax withholding	1,391	1,734	118,657	109,153
Related tax benefits realized	$—	$—	$—	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2024 and 2023.

	First Nine Months
	2024	2023
	($ in millions)

PSUs earned	41,580	58,599
Common Stock issued net of tax withholding	26,056	40,255
Related tax benefits realized	$—	$—

3. Sales of Railway Lines

On September 5, 2024, we consummated a transaction with the Virginia Passenger Rail Authority (VPRA) to sell a railway line (“Manassas Line”) to support the expansion of passenger rail service in the Commonwealth of Virginia. The total purchase price to be paid by the VPRA is $357 million and we received $315 million in cash proceeds at closing. The remainder of the proceeds are expected to be received by the end of 2027. The total gain recognized as a result of the transaction was $323 million. Additionally, the VPRA also agreed to exchange a railway line (“V-Line”) in consideration for the land and above ground assets described as the “Seminary Passage.” This transaction is expected to close in the fourth quarter of 2024.

On September 6, 2024, we consummated an agreement with the City of Charlotte to sell a railway line between Charlotte and Mecklenburg County, NC in exchange for $74 million. The cash proceeds from the transaction were received at closing and the transaction resulted in a gain of $57 million.

Gains on the disposal of the operating land included as part of the railway line sales discussed above are included in “Materials and other” expenses on the Consolidated Statement of Income. The gains from these transactions are reflected in “Gains and losses on properties” and cash proceeds are included in “Property sales and other transactions” on the Consolidated Statement of Cash Flows.

4.  Restructuring and Other Charges

During the third quarter of 2024, we made strategic decisions to rationalize certain software development projects that had not been placed into service and which resulted in a write-down of these assets. Additionally, we discontinued the use of our Triple Crown Road Railer assets, and, with a planned disposition of the entire asset class, we incurred expenses to reflect these assets at their net realizable value. As a result, “Restructuring and other charges” includes $60 million of expenses related to these efforts for both the third quarter and the first nine months of 2024.

In the first quarter of 2024, we commenced voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. “Restructuring and other charges” reflects separation payments and other benefits to the impacted management employees and amounted to $61 million for the first nine months of 2024. Additionally, we evaluated the impact of these separation programs on our pension and other postretirement benefit plans, as further discussed in Note 12.

In March 2024, we appointed John Orr as Executive Vice President and Chief Operating Officer of the Company. “Restructuring and other charges” in the first nine months also includes $35 million of costs related to this appointment, including an agreement with his previous employer, Canadian Pacific Kansas City (CPKC), that resulted in a $25 million payment and certain commercial considerations to CPKC in exchange for a waiver of his non-compete provisions.

5. Income Taxes

During the first nine months of 2024, we recorded a $27 million deferred income tax benefit as a result of a subsidiary restructuring.

6.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2024	2023	2024	2023
	($ in millions, except per share amounts, shares in millions)

Net income	$1,099	$478	$1,099	$478
Dividend equivalent payments	—	(1)	—	(1)

Income available to common stockholders	$1,099	$477	$1,099	$477

Weighted-average shares outstanding	226.2	226.4	226.2	226.4
Dilutive effect of outstanding options and share-settled awards			0.3	0.6
Adjusted weighted-average shares outstanding			226.5	227.0

Earnings per share	$4.86	$2.11	$4.85	$2.10

	Basic		Diluted
	First Nine Months
	2024	2023	2024	2023
	($ in millions, except per share amounts, shares in millions)

Net income	$1,889	$1,300	$1,889	$1,300
Dividend equivalent payments	(2)	(2)	(2)	(2)

Income available to common stockholders	$1,887	$1,298	$1,887	$1,298

Weighted-average shares outstanding	226.0	227.2	226.0	227.2
Dilutive effect of outstanding options and share-settled awards			0.3	0.6
Adjusted weighted-average shares outstanding			226.3	227.8

Earnings per share	$8.35	$5.71	$8.34	$5.70

During the third quarters and first nine months of 2024 and 2023, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the third quarters and first nine months ended September 30, 2024 and 2023.

7.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2024
Pensions and other postretirement liabilities	$(292)	$(7)	$(6)	$(305)
Other comprehensive income (loss) of equity investees	(28)	1	—	(27)

Accumulated other comprehensive loss	$(320)	$(6)	$(6)	$(332)

Nine months ended September 30, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(13)	$(332)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(13)	$(364)

8.  Stock Repurchase Program

We did not repurchase any shares of Common Stock under our stock repurchase program in the first nine months of 2024, while we repurchased and retired 2.2 million shares of Common Stock at a cost of $508 million in the first nine months of 2023, inclusive of excise taxes.

9.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.7 billion at both September 30, 2024 and December 31, 2023.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $44 million and $39 million for the third quarters of 2024 and 2023, respectively, and $146 million and $123 million for the first nine months of 2024 and 2023, respectively. Our equity in Conrail’s earnings, net of amortization, was $19 million and $15 million for the third quarters of 2024 and 2023, respectively, and $62 million and $50 million for the first nine months of 2024 and 2023, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2024 and December 31, 2023 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $72 million and $66 million for the third quarters of 2024 and 2023, respectively, and $220 million and $201 million for the first nine months of 2024 and 2023, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $13 million for both the third quarters of 2024 and 2023 and $40 million and $34 million for the first nine months of 2024 and 2023, respectively.

10.  Acquisition of Assets of Cincinnati Southern Railway

On March 15, 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the Cincinnati Southern Railway (CSR) for $1.7 billion (of which $0.1 billion was paid in 2023). We previously operated this line subject to an operating lease agreement, which was terminated upon the close of the transaction. The purchase price was allocated to the assets acquired in the transaction. The asset purchase is reflected in “Properties less accumulated depreciation” on the Consolidated Balance Sheet and is distinctly identified in the “Cash flows from investing activities” section of the Consolidated Statement of Cash Flows. The lease expense recognized pursuant to the previous operating lease agreement was $7 million in the third quarter of 2023, and $5 million and $19 million for the first nine months of 2024 and 2023, respectively.

11.  Debt

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At September 30, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2024, and December 31, 2023. Our accounts receivable securitization program was supported by $836 million and $903 million in receivables at September 30, 2024 and December 31, 2023, respectively, which are included in “Accounts receivable – net”.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with the $800 million credit agreement. We had no amounts outstanding under this facility at September 30, 2024. During July 2024, we extended the availability period of the term loan agreement. The term loan expired undrawn on October 22, 2024.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter
	2024	2023	2024	2023
	($ in millions)
Service cost	$7	$7	$—	$1
Interest cost	26	27	4	4
Expected return on plan assets	(51)	(53)	(2)	(2)
Amortization of net losses	4	1	—	(1)
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(14)	$(18)	$(4)	$(4)

	Pension Benefits		Other Postretirement Benefits
	First Nine Months
	2024	2023	2024	2023
	($ in millions)
Service cost	$20	$19	$2	$3
Interest cost	80	81	11	13
Expected return on plan assets	(153)	(157)	(8)	(8)
Amortization of net losses	12	3	—	(1)
Amortization of prior service benefit	—	—	(18)	(19)
Curtailment gain	—	—	(20)	—

Net benefit	$(41)	$(54)	$(33)	$(12)

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

13.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2024 or December 31, 2023. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,199)	$(16,654)	$(17,179)	$(16,631)

14.  Commitments and Contingencies

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

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss related to the Incident with certainty, we have accrued amounts for probable and reasonably estimable liabilities for those environmental and non-environmental matters described below. As of September 30, 2024 and December 31, 2023, our probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings were $800 million and $464 million, respectively, which are discussed in further detail below. These amounts represent the difference between the recognized expense and cash expenditures (net of insurance recoveries) related to the Incident as of each respective date. From the inception of the Incident, we have recognized a total of $1.5 billion in net expenses directly attributable to the Incident, which included $653 million of insurance recoveries from claims made under our insurance policies. We have also recorded a deferred tax asset of $197 million and $249 million at September 30, 2024 and December 31, 2023, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

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

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, some of which have concluded and some which are continuing, including but not limited to, excavating and disposing of potentially affected soil (based on sampling results), air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, and capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO. We continue to conduct environmental assessment and remediation activities pursuant to the UAO and the directives issued thereunder, including sampling and excavating soil (if needed based on sampling results) at the affected site, including areas beneath our tracks. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA), requiring preparation of additional environmental work plans to address local waterways. We timely submitted our Notice of Intent to Comply with the CWA order and continue to complete environmental assessment and remediation as required by the U.S. EPA, as well as state agencies, in compliance with the CWA order. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the CWA and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and discovery is ongoing in the Ohio AG case. On

June 30, 2023, we filed third-party claims against certain railcar defendants and shippers involved in the Incident. The Court dismissed the third party claims on March 6, 2024, and on March 26, 2024, we filed a motion requesting the Court to enter partial final judgment as to the third party claims. On May 23, 2024, DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. As proposed, the Consent Decree will require the Company to pay for the federal government’s oversight costs of $57 million through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. The proposed Consent Decree also requires the Company to pay a civil penalty of $15 million for alleged violations of the CWA. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The proposed Consent Decree was subject to a mandatory public comment period, which ended on August 2, 2024, and DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree. The Ohio AG did not join this settlement and its claims remain outstanding and are proceeding.

In accordance with FASB ASC 410-30 “Environmental Liabilities,” as of September 30, 2024 and December 31, 2023, we had recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters of $264 million and $319 million, respectively, and which are primarily included in “Other current liabilities” on the Consolidated Balance Sheet. We recognized $51 million and $118 million of expense during the third quarters of 2024 and 2023, respectively, and $164 million and $699 million during the first nine months of 2024 and 2023, respectively. We made $52 million and $164 million in payments during the third quarters of 2024 and 2023, respectively, and $219 million and $372 million during the first nine months of 2024 and 2023, respectively, related to these matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the proposed DOJ Consent Decree (including civil penalties related to alleged violations of the CWA). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities (including those resulting from soil, water, and sediment remediation activities that are currently being, and will continue to be, conducted at the site), and the extent and duration of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate. Since the date of the Incident, we have recognized a total of $1.0 billion in expenses related to environmental matters, of which $736 million has been paid.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. The putative class is defined by reference to a class area covering a 30-mile radius. On July 12, 2023, we filed a third-party complaint bringing in multiple parties involved in the Incident. Fact discovery ended on February 5, 2024. The Court denied in part and granted in part all motions to dismiss, as to the plaintiffs’ case and as to our third-party complaint, on March 13, 2024. On April 9, 2024, we announced that we reached an agreement in principle to settle the Ohio Class Action for $600 million. The settlement agreement does not resolve, and expressly preserves, our third-party claims in the third-party complaint. The court granted final approval of the settlement on September 27, 2024, which was subsequently appealed to the Sixth Circuit. The settlement agreement will resolve all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. We made a partial payment of the settlement on October 11, 2024 in the amount of $310 million and the remaining balance could be paid as early as November 8, 2024; however, that payment, including timing, is dependent upon resolution of any appeals to the settlement.

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

In accordance with FASB ASC 450, “Contingencies,” as of September 30, 2024 and December 31, 2023, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $688 million and $82 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and six shareholder derivative complaints filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Matters). On February 2, 2024, defendants filed a motion to dismiss the complaint in the Securities Act lawsuit, and on July 26, 2024, the magistrate judge issued a Report and Recommendation to the district judge, recommending that the defendants’ motion to dismiss be granted in part and denied in part. Defendants’ objections to the Report and Recommendation were filed on August 9, 2024, and plaintiffs’ response to defendants’ objections were filed on August 23, 2024. A decision on the motion to dismiss remains pending. The plaintiffs filed an amended complaint in the Exchange Act lawsuit on April 25, 2024, and the defendants filed a motion to dismiss on June 24, 2024. A decision on the motion to dismiss remains pending. No responsive pleadings have been filed yet with respect to the other Shareholder Matters.

•We are also named as a defendant in various other Incident-related litigation involving other potentially affected third parties. We do not currently believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

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

Our estimates of probable losses and reasonably possible losses are based upon currently available information and involve significant judgement and a variety of assumptions, given that (1) certain legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) there are often significant facts in dispute; and/or (5) there is a wide range of possible outcomes. Accordingly, our estimated range of loss with respect to these matters may change from time to time, and actual losses may exceed current estimates. At this time, we are unable to estimate the possible loss or range of loss in excess of the amounts accrued with respect to the matters described above.

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

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB concluded its investigation and adopted a final investigative report on June 25, 2024, then issued the final public report on July 12, 2024. The NTSB found that the probable cause of the derailment was the failure of a bearing which overheated and caused the axle to separate, derailing the train and leading to a post-derailment fire. The NTSB issued over 30 recommendations, of which four were issued to Norfolk Southern. The NTSB continues to work on a safety culture investigation, and a report on this part of the investigation is expected to be issued by the spring of 2025.

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. On April 19, 2023, the court disposed of all remaining state equitable relief claims. On August 29, 2024, the United States Court of Appeals for the Fourth Circuit affirmed the opinion of the lower court. We will continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation (including the related appeal) will not be material. Until such appeal is final, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $57 million at September 30, 2024 and $60 million at December 31, 2023, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2024, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 75 known locations and projects compared with 81 locations and projects at December 31, 2023. At September 30, 2024, twenty-one sites accounted for $47 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Under current moratorium provisions, neither party can serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. That said, over the past several months, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with a majority of our unions prior to the opening of the national bargaining round. These new tentative agreements are subject to ratification by union membership. If ratified, they will take effect January 1, 2025, and will foreclose the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

We will continue local discussions with the unions with whom we have not yet reached agreement. If no local agreement has been reached with one or more of these unions when the moratoriums in their contracts expire on November 1, 2024, the parties will exchange bargaining notices and commence mandatory direct negotiations as prescribed under the RLA. Even if the parties are unable to reach voluntary agreement during this first phase of RLA-bargaining, self-help (e.g., a strike or other work stoppage) related to this collective bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

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

Insurance coverage with respect to the Incident is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties. Some (re)insurers have questioned certain payments we have made, for example, as part of our effort to respond to, mitigate, and compensate for the impact to the community and affected residents and businesses. We are pursuing coverage with respect to the Incident, and we have recognized $653 million in insurance recoveries (including $288 million and $552 million during the third quarter and first nine months of 2024, respectively, and $25 million during the third quarter and first nine months of 2023), principally from excess liability (re)insurers. At September 30, 2024, $223 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets while no amounts were outstanding at December 31, 2023.

With the exception of amounts that have been recognized, potential recoveries under our insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims). In addition, no amounts have been recorded related to potential recoveries from other third parties, which may reduce amounts payable by our insurers under our applicable insurance coverage.

15. New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses and information used to assess performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We did not early adopt the standard and are currently evaluating the effect on our financial statement disclosures.

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

Our focus on providing high-quality service to our customers and delivering on productivity initiatives throughout the organization resulted in improved operating margins and financial results. We are driving improvements in our operational performance while handling additional volumes. We also completed the sale of two railway lines that resulted in significant gains and cash proceeds and executed on further strategic rationalization efforts, primarily aimed at technology projects. Additionally, insurance recoveries related to the Eastern Ohio Incident (as defined further and described in Note 14 in the Notes to Consolidated Financial Statements) outpaced incremental expenses further impacting our financial results. In the third quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 47.7%, and an adjusted operating ratio of 63.4% (see our non-GAAP reconciliations beginning on page 27). Our margin improvement demonstrates our commitment to being a more productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,051	$2,971	3%	$9,099	$9,083	—%
Railway operating expenses	$1,455	$2,215	(34%)	$6,159	$7,040	(13%)
Income from railway operations	$1,596	$756	111%	$2,940	$2,043	44%
Net income	$1,099	$478	130%	$1,889	$1,300	45%
Diluted earnings per share	$4.85	$2.10	131%	$8.34	$5.70	46%
Railway operating ratio (percent)	47.7	74.6	(36%)	67.7	77.5	(13%)

Income from railway operations increased in both periods, primarily as a result of lower railway operating expenses, including $380 million of gains on railway line sales and lower net costs related to the Eastern Ohio Incident, with insurance recoveries exceeding incremental Incident-related expenses in the third quarter. Our financial results in both periods also reflect higher railway operating revenues, driven by increased volumes that were partially offset by an adverse mix of traffic, lower fuel surcharge revenues, and decreased pricing. Our net income and diluted earnings per share were up significantly in the third quarter and first nine months.

The following tables adjust our GAAP financial results for the third quarter and first nine months of 2024 and 2023 to exclude gains on railway line sales, restructuring and other charges (including the curtailment gain on our other postretirement benefit plan which is included in “Other income – net” in the first nine months), the effects of the Incident, shareholder advisory costs, and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Third Quarter 2024
	Reported 2024 (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,455	$380	$(60)	$159	$1,934
Income from railway operations	$1,596	$(380)	$60	$(159)	$1,117
Net income	$1,099	$(287)	$45	$(120)	$737
Diluted earnings per share	$4.85	$(1.27)	$0.20	$(0.53)	$3.25
Railway operating ratio (percent)	47.7	12.5	(2.0)	5.2	63.4

	Non-GAAP Reconciliation for Third Quarter 2023
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,215	$(163)	$2,052
Income from railway operations	$756	$163	$919
Net income	$478	$123	$601
Diluted earnings per share	$2.10	$0.55	$2.65
Railway operating ratio (percent)	74.6	(5.5)	69.1

In the table below, references to the results for the third quarters of 2024 and 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	Third Quarter
	Adjusted 2024 (non-GAAP)	Adjusted 2023 (non-GAAP)	Adjusted 2024 vs. Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,934	$2,052	(6%)
Income from railway operations	$1,117	$919	22%
Net income	$737	$601	23%
Diluted earnings per share	$3.25	$2.65	23%
Railway operating ratio (percent)	63.4	69.1	(8%)

	Non-GAAP Reconciliation for First Nine Months 2024
	Reported 2024 (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$6,159	$380	$(156)	$(368)	$—	$—	$6,015
Income from railway operations	$2,940	$(380)	$156	$368	$—	$—	$3,084
Net income	$1,889	$(287)	$104	$279	$38	$(27)	$1,996
Diluted earnings per share	$8.34	$(1.27)	$0.46	$1.23	$0.17	$(0.12)	$8.81
Railway operating ratio (percent)	67.7	4.2	(1.7)	(4.1)	—	—	66.1

	Non-GAAP Reconciliation for First Nine Months 2023
	Reported 2023 (GAAP)	Eastern Ohio Incident	Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$7,040	$(966)	$6,074
Income from railway operations	$2,043	$966	$3,009
Net income	$1,300	$733	$2,033
Diluted earnings per share	$5.70	$3.22	$8.92
Railway operating ratio (percent)	77.5	(10.6)	66.9

In the table below, references to the results for the first nine months of 2024 and 2023 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the tables above.

	First Nine Months
	Adjusted 2024 (non-GAAP)	Adjusted 2023 (non-GAAP)	Adjusted 2024 vs. Adjusted 2023 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$6,015	$6,074	(1%)
Income from railway operations	$3,084	$3,009	2%
Net income	$1,996	$2,033	(2%)
Diluted earnings per share	$8.81	$8.92	(1%)
Railway operating ratio (percent)	66.1	66.9	(1%)

On an adjusted basis, income from railway operations increased in both the third quarter and first nine months. The increase in both periods was primarily driven by lower adjusted railway operating expenses. The decline in adjusted railway operating expenses in both periods reflects lower fuel prices and higher gains on operating property sales, partly offset by increased depreciation on our higher asset base. Third quarter adjusted railway operating expenses also decreased due to lower employee activity levels and a decline in purchased services spend. Additionally, adjusted income from railway operations increased in both periods as a result of higher railway operating revenues, driven by an increase in volume but partially offset by an adverse mix of traffic, lower fuel surcharge revenues, and decreased pricing.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2024	2023	% change	2024	2023	% change
Merchandise:
Agriculture, forest and consumer products	$624	$611	2%	$1,875	$1,891	(1%)
Chemicals	543	498	9%	1,602	1,542	4%
Metals and construction	420	417	1%	1,290	1,232	5%
Automotive	274	274	—%	861	839	3%
Merchandise	1,861	1,800	3%	5,628	5,504	2%
Intermodal	763	737	4%	2,250	2,296	(2%)
Coal	427	434	(2%)	1,221	1,283	(5%)
Total	$3,051	$2,971	3%	$9,099	$9,083	—%

Units
Merchandise:
Agriculture, forest and consumer products	186.3	175.6	6%	551.6	551.0	—%
Chemicals	128.9	124.0	4%	389.5	386.8	1%
Metals and construction	160.8	164.3	(2%)	489.3	479.4	2%
Automotive	87.9	91.2	(4%)	273.4	269.9	1%
Merchandise	563.9	555.1	2%	1,703.8	1,687.1	1%
Intermodal	1,052.2	965.4	9%	3,044.5	2,807.6	8%
Coal	185.3	166.7	11%	515.3	506.0	2%
Total	1,801.4	1,687.2	7%	5,263.6	5,000.7	5%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,351	$3,479	(4%)	$3,399	$3,432	(1%)
Chemicals	4,210	4,013	5%	4,112	3,986	3%
Metals and construction	2,611	2,535	3%	2,636	2,569	3%
Automotive	3,114	3,003	4%	3,149	3,109	1%
Merchandise	3,299	3,241	2%	3,303	3,262	1%
Intermodal	726	764	(5%)	739	818	(10%)
Coal	2,306	2,602	(11%)	2,370	2,535	(7%)
Total	1,694	1,760	(4%)	1,729	1,816	(5%)

Railway operating revenues increased $80 million in the third quarter and $16 million for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$28	$66	$49	$54	$194	$24
Fuel surcharge revenue	(1)	(9)	1	(79)	(56)	(17)
Rate, mix and other	34	(31)	(57)	149	(184)	(69)

Total	$61	$26	$(7)	$124	$(46)	$(62)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $238 million and $247 million in the third quarters of 2024 and 2023, respectively, and $757 million and $909 million for the first nine months of 2024 and 2023, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2024, we expect that revenue will decline compared to 2023, as the impacts of lower fuel surcharge revenue, decreased pricing, and adverse traffic mix will offset increased volume.

Merchandise

Merchandise revenues increased in both periods due to higher average revenue per unit, driven by increased pricing partially offset by lower fuel surcharge revenue, and increased volume.

Agriculture, forest and consumer products volume increased in the third quarter and was flat for the first nine months. Both periods had higher volume in corn, soybeans, and feed. Increased corn and feed volumes were the result of customers shifting from truck to rail service to meet market demands. Soybean volume increased due to spot opportunities. The first nine months were offset by a decline in fertilizer volume due to lower potash shipments due to customer operational issues.

Chemicals volume increased in both the third quarter and first nine months. Both periods saw increased volume in organic chemicals, plastics, and solid waste due to stronger demand. Petroleum products and crude oil volume decreased in both periods. Volume declines in petroleum were related to the conclusion of a spot opportunity handled last year to support a customer during a refinery outage, while declines in crude oil were due to a market share shift.

Metals and construction volume decreased in the third quarter but increased for the first nine months. The third quarter decreased due to lower coil steel and aggregates shipments. Coil steel volume decreased due to lower demand and aggregates volume decreased due to inclement weather impacting paving operations and construction sites in the southeast market. The first nine months increased due to higher demand in aggregates, iron and steel, kaolin, and miscellaneous construction.

Automotive volumes decreased in the third quarter but increased in the first nine months. The third quarter decreased due to reduced production, quality holds at the manufacturers and extended plant shutdowns. The first nine months increased due to improvements in equipment availability and their cycle time paired with higher demand, partially offset by reduced production and quality holds at the manufacturers and extended plant shutdowns.

Intermodal

Intermodal revenues increased in the third quarter but decreased for the first nine months. The third quarter increased due to higher volumes partially offset by lower average revenue per unit, driven by decreased pricing, adverse mix, and lower fuel surcharge revenue. The decline in the first nine months was driven by lower average revenue per unit, driven by decreased pricing, lower fuel surcharge revenue, adverse mix, and declines in storage service charges, partially offset by higher volume.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change

Domestic	637.7	583.1	9%	1,844.4	1,747.8	6%
International	414.5	382.3	8%	1,200.1	1,059.8	13%

Total	1,052.2	965.4	9%	3,044.5	2,807.6	8%

Domestic volume increased in both periods due to growth in existing customers and improved service, partially offset by reduced demand for premium shipments. International volume rose in both periods, driven by increased demand, growth in existing customers, and increased movements of empty containers.

Coal

Coal revenues decreased in both periods. Both periods decreased due to lower average revenue per unit driven by pricing, and for the first nine months, lower fuel surcharge revenue. The decrease in average revenue per unit in both periods was partially offset by increased volume.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change

Utility	8,272	7,342	13%	22,846	22,404	2%
Export	8,816	7,563	17%	24,812	23,466	6%
Domestic metallurgical	2,706	2,906	(7%)	7,472	8,296	(10%)
Industrial	991	913	9%	2,640	2,484	6%

Total	20,785	18,724	11%	57,770	56,650	2%

Utility tonnage increased in both periods primarily due to customer outages in the prior year. Export tonnage increased in both periods due to growth with our customers and increased production in the third quarter. These items, which more than offset the temporary closure of the Baltimore port which limited export opportunities through that location in the second quarter, impacted the first nine months volumes. Industrial coal tonnage increased in both periods due to higher demand. Domestic metallurgical tonnage decreased in both periods as a result of reduced customer demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change

Compensation and benefits	$690	$715	(3%)	$2,126	$2,098	1%
Purchased services and rents	497	517	(4%)	1,541	1,519	1%
Fuel	216	289	(25%)	757	867	(13%)
Depreciation	339	326	4%	1,011	968	4%
Materials and other	(188)	205	(192%)	200	622	(68%)
Restructuring and other charges	60	—		156	—
Eastern Ohio incident	(159)	163	(198%)	368	966	(62%)

Total	$1,455	$2,215	(34%)	$6,159	$7,040	(13%)

Compensation and benefits expense decreased in the third quarter but increased in the first nine months as follows:

•employee activity levels (down $35 million for the quarter and $10 million for the first nine months),
•overtime (down $12 million for the quarter and $26 million for the first nine months),
•incentive compensation (up $11 million for the quarter and $31 million for the first nine months),
•pay rates (up $25 million for the quarter and $66 million for the first nine months), and
•other (down $14 million for the quarter and $33 million for the first nine months).

Average rail headcount for the quarter was down by 560 compared with the third quarter of 2023 due to lower train and engine and management headcount, partially offset by hiring of additional non-train and engine craft employees.

Purchased services and rents decreased in the third quarter but increased in the first nine months as follows ($ in millions):

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change

Purchased services	$405	$426	(5%)	$1,244	$1,232	1%
Equipment rents	92	91	1%	297	287	3%

Total	$497	$517	(4%)	$1,541	$1,519	1%

Purchased services decreased in the third quarter but increased in the first nine months. The third quarter decreased due to lower operational and technology-related costs as well as lower lease costs, which were partially offset by higher volume-related expenses. The first nine months increased due to higher volume-related expenses, partially offset by lower lease costs and lower operational and technology-related expenses. Equipment rents increased in both periods due to higher intermodal equipment expense as a result of higher volumes.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations decreased in both periods. Locomotive fuel consumption was down 1% in the third quarter and flat for the first nine months. Locomotive fuel price decreased in both periods (down 25% in the third quarter and 12% for the first nine months).

Depreciation expense increased in both periods due to a higher asset base.

Materials and other expenses decreased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2024	2023	% change	2024	2023	% change

Materials	$96	$94	2%	$286	$273	5%
Claims	66	57	16%	164	171	(4%)
Other	(350)	54	(748%)	(250)	178	(240%)

Total	$(188)	$205	(192%)	$200	$622	(68%)

Materials expense increased in both periods due to higher freight car repairs expense. Claims expense increased in the third quarter but decreased for the first nine months. The increase in the third quarter was a result of higher costs associated with derailments. Both periods include decreased costs associated with personal injury claims partially offset by a prior year claims-related recovery. Other expense decreased in both periods due to increased gains from operating property sales, lower travel and relocation-related expenses, and lower non-income-based taxes. Gains from operating property sales includes $380 million of gains on the sale of railway lines in the states of Virginia and North Carolina that occurred in the third quarter. These transactions are described further in Note 3 in the Notes to Consolidated Financial Statements. Total gains from operating property sales, included in Other, were $400 million and $8 million for the third quarter in 2024 and 2023, respectively, and $425 million and $30 million in the first nine months of 2024 and 2023, respectively.

Restructuring and other charges

Restructuring and other charges were $60 million in the third quarter of 2024 and relate to expenses associated with the rationalization of certain software development projects that had not been placed into service as well as expense associated with reflecting certain equipment at its net realizable value in advance of the planned disposition of that asset class. For the first nine months of 2024, these expenses totaled $156 million, as they also include $96 million of costs associated with our voluntary and involuntary separation programs that reduced our management workforce and costs incurred in connection with the appointment of our chief operating officer.

Eastern Ohio incident

During the third quarter of 2024, our insurance recoveries exceeded additional Incident-related expenses by $159 million as compared to $163 million in expenses, net of insurance proceeds, for the same period last year. For the first nine months of 2024 and 2023, we incurred expenses of $368 million and $966 million, respectively, for costs associated with the Incident, net of insurance recoveries. Our cash expenditures attributable to the Incident, net of insurance proceeds received, were $32 million and $511 million for the first nine months of 2024 and 2023, respectively, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 14 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net decreased $6 million in the third quarter and $84 million for the first nine months. The third quarter decrease is due to lower interest income. The decline in the first nine months reflects costs associated with shareholder matters, lower returns on COLI, and higher pension and postretirement benefits expense, partially offset by a $20 million curtailment gain on our other postretirement benefit plan as a result of our voluntary and involuntary separation programs.

Income taxes

The effective tax rate was 23.0% and 21.3% for the third quarter and first nine months of 2024, respectively, compared with 22.1% for those same periods last year. The rate for the first nine months of 2024 reflects a $13 million deferred income tax benefit due to a change in a state corporate income tax rate and a $27 million deferred income tax benefit from subsidiary restructuring. These benefits were partially offset by the absence of certain business tax credits recognized in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $3.1 billion for the first nine months of 2024, compared with $2.5 billion for the same period of 2023. We had negative working capital of $987 million at September 30, 2024 and working capital of $639 million at December 31, 2023. Cash and cash equivalents totaled $975 million at September 30, 2024.

Cash used in investing activities was $2.8 billion for the first nine months of 2024, compared with $1.4 billion for the same period last year. The increase was driven by the acquisition of the assets of the CSR as well as increased property additions, partially offset by increased proceeds from property sales. Please see Note 3 in the Notes to Consolidated Financial Statements for additional details on certain railway line sales and Note 10 for a detailed discussion of the acquisition of the CSR assets.

Cash used in financing activities was $903 million for the first nine months of 2024, compared with $62 million for the same period last year, reflecting lower proceeds from borrowing partially offset by lower repurchases of Common Stock. We did not repurchase any Common Stock during the first nine months of 2024, while we repurchased $503 million during the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At September 30, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2024 and December 31, 2023.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we also entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we can borrow for general corporate purposes. The term loan credit agreement provides for borrowing at prevailing rates and includes covenants that align with our $800 million credit agreement. We had no amounts outstanding under this facility at September 30, 2024. During July 2024, we extended the availability period of the term loan agreement. The term loan expired undrawn on October 22, 2024.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts outstanding at both September 30, 2024 and December 31, 2023. Our remaining borrowing capacity was $625 million and $640 million at September 30, 2024 and December 31, 2023, respectively.

Our debt-to-total capitalization ratio was 55.5% at September 30, 2024 and 57.3% at December 31, 2023. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2023, except that on April 9, 2024, we announced that we reached an agreement in principle to settle the Ohio Class Action for $600 million. On September 27, 2024, the court granted final approval of the settlement. We made a partial payment of the settlement on October 11, 2024 in the amount of $310 million and the remaining balance could be paid as early as November 8, 2024; however, that payment, including timing, is dependent upon resolution of any appeals to the settlement.

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

Under current moratorium provisions, neither party can serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. That said, over the past several months, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with a majority of our unions prior to the opening of the national bargaining round. These new tentative agreements are subject to ratification by union membership. If ratified, they will take effect January 1, 2025, and will foreclose the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

We will continue local discussions with the unions with whom we have not yet reached agreement. If no local agreement has been reached with one or more of these unions when the moratoriums in their contracts expire on November 1, 2024, the parties will exchange bargaining notices and commence mandatory direct negotiations as prescribed under the RLA. Even if the parties are unable to reach voluntary agreement during this first phase of RLA bargaining, self-help (e.g., a strike or other work stoppage) related to this collective bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2024.  Based on such evaluation, our officers have concluded that, at September 30, 2024, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2024, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 14 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (2)

July 1-31, 2024	604	$217.43	—	$6,868,152,575
August 1-31, 2024	132	248.73	—	6,868,152,575
September 1-30, 2024	259	253.53	—	6,868,152,575

Total	995		—

1.Of this amount, 995 represent shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
2.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of September 30, 2024, $6.9 billion remains authorized for repurchase.

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

Item 6.  Exhibits

10.1*
Amended and Restated Offer Letter, dated September 11, 2024, between Norfolk Southern Corporation and Mark R. George, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 12, 2024.

31-A**	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32**	Section 1350 Certifications.

101**
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2024 and 2023; (iii) the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2024 and 2023; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 22, 2024	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Signature)

Date:	October 22, 2024	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)