Form 10-K
period 2024-12-31
NORFOLK SOUTHERN CORP
filed 2025-02-10
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2024 was $48,522,427,121 (based on the closing price as quoted on the New York Stock Exchange on June 30, 2024).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2025: 226,434,128 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

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
•Categorical Independence Standards
•The Thoroughbred Code of Ethics
•Code of Ethical Conduct for Senior Financial Officers

K3

RAILROAD OPERATIONS – At December 31, 2024, we operated approximately 19,200 route miles in 22 states and the District of Columbia.

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
•Birmingham to Meridian
•Memphis to Chattanooga

K4

The miles operated, which include an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2024
	Route Miles	Second and Other Main Track	Passing Track, Crossovers, and Turnouts	Way and Yard Switching	Total

Owned	14,629	2,826	1,983	8,241	27,679
Operated under lease, contract, or trackage
rights	4,525	1,735	373	720	7,353

Total	19,154	4,561	2,356	8,961	35,032

In March 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the Cincinnati Southern Railway (CSR), which we previously operated under a lease. See further discussion in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Notes to Consolidated Financial Statements.”

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Virginia Passenger Rail Authority (VPRA), and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our operations for the past five years:

	Years ended December 31,
	2024	2023	2022	2021	2020

Revenue ton miles (billions)	178	176	179	178	164
Revenue per thousand revenue ton miles	$68.09	$69.05	$71.35	$62.56	$59.67
Revenue ton miles (thousands) per railroad employee	8,846	8,719	9,513	9,694	8,191
Ratio of railway operating expenses to railway
operating revenues (railway operating ratio)	66.4%	76.5%	62.3%	60.1%	69.3%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $12.1 billion in 2024.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
K5

In 2024, we handled 2.3 million merchandise carloads, which accounted for 62% of our total railway operating revenues.

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers, and asset-owning companies. In 2024, we handled 4.1 million intermodal units, which accounted for 25% of our total railway operating revenues.

COAL – Coal revenues accounted for 13% of our total railway operating revenues in 2024.  We handled 76.7 million tons, or 0.7 million carloads, most of which originated on our lines from major eastern coal basins with the balance from major western coal basins received via the Memphis and Chicago gateways. Our coal franchise supports the electric generation market, directly serving 18 coal-fired power plants, as well as the export, domestic metallurgical, and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, at Lamberts Point in Norfolk, Virginia, at the Port of Baltimore, and on Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net properties of approximately $36 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2024	2023	2022	2021	2020
	($ in millions)

Road and other property	$1,711	$1,525	$1,345	$1,041	$1,046
Acquisition of assets of CSR	1,643	22	—	—	—
Equipment	670	802	603	429	448

Total	$4,024	$2,349	$1,948	$1,470	$1,494

Our capital spending and replacement programs are and have been designed to support our ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – Our equipment includes owned and leased locomotives and railcars; maintenance of way equipment and machinery; other equipment and tools used in our shops, offices, and facilities; and vehicles and other equipment used for maintenance, transportation, and other activities. Our equipment includes both owned equipment acquired by us and equipment held under lease arrangements. At December 31, 2024, we owned or leased the following revenue generating equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,101	—	3,101	12,073,500
Auxiliary units	140	—	140	—
Switching	4	—	4	4,400

Total locomotives	3,245	—	3,245	12,077,900

Freight cars:				(Tons)
Gondola	17,007	3,739	20,746	2,346,243
Hopper	6,875	—	6,875	787,764
Covered hopper	5,107	310	5,417	602,841
Box	1,743	513	2,256	211,489
Flat	1,038	670	1,708	122,369
Other	121	—	121	—

Total freight cars	31,891	5,232	37,123	4,070,706

Intermodal equipment:
Chassis	39,037	—	39,037
Containers	17,443	—	17,443

Total intermodal equipment	56,480	—	56,480

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2024:

	2024	2023	2022	2021	2020	2015- 2019	2010- 2014	2009 & Before	Total
Locomotives:
No. of units	—	—	—	1	10	178	325	2,731	3,245
% of fleet	—%	—%	—%	—%	—%	6%	10%	84%	100%

Freight cars:
No. of units	254	1,059	236	—	—	3,505	6,745	20,092	31,891
% of fleet	1%	3%	1%	—%	—%	11%	21%	63%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2024 and information regarding 2024 retirements:

	Locomotives		Freight Cars
Average age – in service	29.6	years	24.2	years
Retirements	61	units	3,937	units
Average age – retired	23.9	years	42.4	years

Track Maintenance – Of the 35,000 total miles of track on which we operate, we are responsible for maintaining 28,300 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 85% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard. Approximately 40% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2024.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2024	2023	2022	2021	2020
Track miles of rail installed	559	584	541	458	418
Miles of track surfaced	3,957	4,013	4,155	4,225	4,785
Crossties installed (millions)	2.1	2.1	2.2	2.0	1.8

Traffic Control – Of the 16,200 route miles we dispatch, 11,300 miles are equipped with signalization. This includes 8,500 miles governed by Centralized Traffic Control (CTC) and 2,800 miles utilizing Automatic Block Signals.  Within the 8,500 CTC miles, 7,600 miles are controlled wirelessly through our data radio network and other infrastructure.

ENVIRONMENTAL MATTERS – Compliance with laws and regulations relating to the protection of the environment is one of our principal goals.  With the exception of our response to the Eastern Ohio Incident (the “Incident” as defined in Note 18) such compliance has not had a material effect on our financial position, results of operations, or liquidity. For further information on the Incident and environmental matters, see Note 18 in Item 8 “Notes to Consolidated Financial Statements.”

HUMAN CAPITAL MANAGEMENT

Workforce – We employed an average of 20,200 employees during 2024 and 19,600 employees at the end of 2024. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions and referred to as “craft” employees. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The remainder of our workforce is composed of management employees.

Safety – Safety is a core value at Norfolk Southern. We are dedicated to providing employees with a safe workplace and the knowledge and tools they need to work safely and return home safely every day. Our commitment to an injury-free workplace is outlined in our Risk Reduction Program, which focuses on safety policies and procedures, risk-based hazard management program, safety outreach and communications, technology analysis and implementation, and collaboration with craft employees. Our safety programs, practices, and messaging further reinforce the importance of working safely including the imperative to speak up with ideas and concerns as well as reinforce the universal authority to stop work if ever unsure or detect a risk that is not adequately safeguarded. We measure employee safety performance through internal metrics such as accidents, injuries, and serious injuries per 200,000 employee-hours. We also use metrics established by the Federal Railroad
K8

Administration (FRA) to measure FRA-reportable accidents per million train miles and injuries per 200,000 employee-hours. Given that safety continues to be a top priority, and the importance of safety among our workforce and to our business, our Board of Directors (Board) has a standing Safety Committee that, among other duties, reviews, monitors, and evaluates our compliance with our safety programs and practices.

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

Workplace Experience – As a leading transportation service company, we recognize that success in the global marketplace relies on the recruitment and retention of top-tier talent, as well as leveraging the expertise and experiences of individuals from all backgrounds.

In pursuit of this goal, we are dedicated to establishing a workplace where a broad spectrum of identities, perspectives, and experiences is not only represented but also valued and empowered to thrive.

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

K9

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts may continue in 2025.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

Railroads are also subject to the enactment of laws by Congress and regulation by the U.S. Department of Transportation (DOT) (including the FRA) and the U.S. Department of Homeland Security (DHS) (including the Transportation Security Administration (TSA)), which regulate most aspects of our operations related to safety, security, and cybersecurity.

Government regulations are further discussed within Item 1A “Risk Factors,” and the safety and security of our railroads are discussed within the “Security of Operations” section contained herein.

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

SECURITY OF OPERATIONS – We continue to enhance the security of our rail system. Our comprehensive security plan is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001. The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as the risk of terrorist, extremist, or seriously disruptive cyber-attack increases or decreases. The Alert Level actions include countermeasures that will be applied in three general areas: (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police. All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our security plan also complies with DOT security regulations pertaining to training and security plans with respect to the transportation of hazardous materials. As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety and is integrated into hazardous material training programs. Additionally, location-specific security plans are in place for rail corridors in certain metropolitan areas referred to as High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in a HTUA by: (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) reducing the number of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local, and tribal governments to identify those locations where security risks are the highest.

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

In 2024, through the Norfolk Southern Operation Awareness and Response Program as well as participation in the Transportation Community Awareness and Emergency Response Program, we provided rail accident response training to more than 5,500 emergency responders, such as local police and fire personnel, utilizing a combination of online training and face-to-face training sessions as well as the Norfolk Southern Safety Train. We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Center.

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

Item 1A. Risk Factors

The risks set forth in the following risk factors could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. The information set forth in this Item 1A “Risk Factors” should be read in conjunction with the rest of the information included in this annual report, including
Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” We have experienced a number of the risks described below in connection with the Incident and the Incident Proceedings (defined below). The risks described below should be read in conjunction with the information regarding the Incident and Incident Proceedings provided in Note 18 in Item 8 “Notes to Consolidated Financial Statements.”

INCIDENT RISKS

As defined and as further described in Note 18 in Item 8 “Notes to Consolidated Financial Statements,” there was an Incident that occurred in the first quarter of 2023 that consisted of a February 3, 2023 train derailment in East Palestine, Ohio that included 11 non-Company-owned tank cars containing hazardous materials, fires associated with the derailment that threatened certain of the tank cars, and a controlled vent and burn procedure conducted on February 6, 2023 on five of the derailed tank cars, all of which contained vinyl chloride. As a result of the Incident, we became subject to numerous legal, regulatory, legislative, and other proceedings related thereto, including but not limited to, the National Transportation Safety Board (NTSB) Investigation, the FRA Incident Investigation, the FRA Safety Assessment, the U.S. Department of Justice (DOJ) Complaint, the Ohio Complaint, the Incident Lawsuits, the Shareholder Matters, and the Incident Inquiries and Investigations (each as defined in Note 18 in Item 8 “Notes to Consolidated Financial Statements”) in addition to other proceedings, actions, or potential changes in response to the Incident, including but not limited to those related to, among other items, train size, train length, train composition, crew size, or detection systems (collectively, the “Incident Proceedings”). Set forth below are additional risks pertaining to an investment in the Company that are related to the Incident and the Incident Proceedings.

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

K11

While we have accrued estimates of probable and reasonably estimable liabilities with respect to the Incident and the Incident Proceedings, we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, and such estimates may change over time due to a variety of factors, including but not limited to those set forth in Note 18 in Item 8 “Notes to Consolidated Financial Statements” or other unfavorable or unexpected developments or outcomes which could result in our current estimates being insufficient. These estimated amounts also do not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons set forth in Note 18 in Item 8 “Notes to Consolidated Financial Statements.” As a result, our currently accrued amounts of estimated liabilities may be insufficient, and any additional, new or updated accruals could have a material adverse effect on our results of operations or financial position.

New or additional governmental regulation and/or operational changes resulting from or related to the Incident or the Incident Proceedings may negatively impact us, our customers, the rail industry, or the markets we serve. The legislative, regulatory, operational, or other actions taken, protocols adopted (including by us), or changes resulting from the Incident or any of the Incident Proceedings may, either individually or in the aggregate, have a material adverse effect on us, our customers, the rail industry, or the markets we serve. We also face risks from requirements that may be imposed by the government in resolution of government actions, including, for example, restrictions on our methods of operations. Our inability to comply with the requirements of any new or additional laws, regulations, or operating protocols resulting from or related to the Incident or the Incident Proceedings may have a material adverse effect on our financial position, results of operations, liquidity, or operations.

REGULATORY AND LEGISLATIVE RISKS

Governmental legislation, regulation, and Executive Orders over commercial, operational, tax, safety, security, or cybersecurity matters could negatively affect us, our customers, the rail industry, or the markets we serve. Congress can enact laws, agencies can promulgate regulations, and Executive Orders can be issued that increase or alter regulation in a way that negatively affects us, our customers, the rail industry, or the markets we serve. Railroads presently are subject to commercial and operational regulation by the STB, which has jurisdiction to varying extents over rates, routes, customer access provisions, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.

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

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT (including the FRA) and the DHS (including the TSA), which regulate many aspects of our operations related to safety, security, and cybersecurity. Additional or updated safety, security, or cybersecurity regulation by Congress, the DOT, or DHS could have a negative impact on our business and the efficiency, conduct, or complexity of our operations including (but not limited to) increased operating costs, capital expenditures, claims, and litigation.

Our inability to comply with, or operational practices and costs necessary to adhere to, the requirements of existing or updated laws, regulations, or Executive Orders that govern our operations or the rail industry, including but not limited to those pertaining to commercial, operational, tax, safety, security, or cybersecurity matters, as such requirements may be interpreted or enforced from time to time (such as in connection with a pending regulatory or other legal proceedings or lawsuits), could have a material adverse effect on our financial position, results of operations, or liquidity.

We are addressing multiple governmental actions as a result of the Incident, as noted in “Incident Risks” above.
K12

Federal and state environmental laws and regulations could negatively impact us and our operations. Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things: emissions to the air; discharges to waterways or groundwater supplies; handling, storage, transportation, use, and disposal of waste and other materials; and, the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability, for acts and omissions, past, present, and future, is inherent in the railroad business. This risk includes property owned by us, whether currently or in the past, that is or has been subject to a variety of uses, including our railroad operations and other industrial activity by past owners or our past and present tenants.

Environmental problems that are latent or undisclosed may exist on these properties, and we could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties. Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time.

Our inability to comply with the extensive federal, state and local environmental laws and regulations to which we are subject could result in significant liabilities, fines, or sanctions, including those related to the investigation or remediation of known and unknown environmental contamination, or otherwise adversely impact our operations.

As noted in “Incident Risks” above, in connection with the Incident, we are experiencing negative impacts related to environmental matters, including extensive cleanup costs and litigation related to alleged environmental impacts of the Incident.

U.S. international trade relationships may adversely impact our customers, our industry, and our business. We transport a significant number of shipments that have either been imported into the U.S. or are destined for export from the U.S. Trade discussions and arrangements between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. Any decision by the U.S. government to adopt actions such as border taxes on imports, an increase in customs duties or tariffs, or the renegotiation of U.S. trade agreements, or any other action that could have a negative impact on international trade, including corresponding actions taken by other countries in response to U.S. governmental actions, could cause a reduction in the volume of shipments by many of our customers. Any changes in tax and trade policies in the U.S. and corresponding actions by other countries could adversely impact our financial performance.

In addition, compliance with any new laws, regulations, or policies with regard to any of the foregoing may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or other countries could result in substantial fines or possible revocation of our authority to conduct our operations, which could materially adversely affect us.
K13

OPERATIONAL RISKS

A significant adverse event on our network may significantly impede our ability to operate and serve our customers. The nature of our operations inherently comes with the risk that one or more significant adverse events or outages may occur on or impact our network resulting in our inability or restricted ability to provide rail transportation services to our customers. These events include but are not limited to, a mainline accident, a hazardous material discharge, a climate-related network outage, or a technology-related network outage. Any one or more of these incidents could expose us to significant operational and managerial challenges, as well as reputational damage, requiring a significant amount of time and focus of our Board and management team, as well as significant lost revenues, expenses, liabilities, fines, and penalties, including amounts that may have a material adverse effect on our financial position, results of operations, or liquidity. One or more of these events may also result in subsequent legislative, regulatory, operational or other responsive actions taken, changes or protocols adopted (including by us), or requirements imposed that may, either individually or in the aggregate, have a material adverse effect on our financial position, results of operations, liquidity, or operations, or on our customers, the rail industry, or the markets we serve.

If we are unable to successfully execute on our strategic initiatives, our business and future results of operations may suffer. Our growth strategy includes increasing the volume of shipments moving through our railway networks. We are reliant on the success of our strategic plans and initiatives to execute on this growth strategy, as well as to help offset increasing costs. These strategic plans include marketing, service, growth, and productivity initiatives. The timely and effective execution of our strategies are dependent upon, among other factors, (i) our ability to maintain satisfactory relations with our customers, employees, and other key stakeholders, (ii) our ability to effectively control costs, (iii) the progress and success of our safety programs and inspection technologies, and (iv) our ability to timely and effectively maintain and upgrade technology systems and other infrastructure for our railway networks. Our failure to successfully execute on our strategic initiatives may expose us to a number of risks, including, that our projected volume growth may differ from actual results, and prior capital investments based on our projections may contribute to excess capacity that could negatively impact our profitability.

As a common carrier by rail, we must offer to transport hazardous materials, which exposes us to significant costs and claims. Transportation of certain hazardous materials or third party-owned equipment (typically used to transport such materials) creates risks of significant losses in terms of personal injury and property (including environmental) damage and compromises critical parts of our rail network. The costs of a catastrophic rail accident involving hazardous materials or third party-owned equipment could exceed our insurance coverage. We have obtained insurance for potential losses for third-party liability and first-party property damages (see Note 18 in Item 8 “Notes to Consolidated Financial Statements”); however, insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us. Any future legislation preventing the transportation of hazardous materials through specific cities could have negative impacts including increased network congestion and operating costs, reduced operating efficiency, and increased risk of an accident involving hazardous materials.

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

We face competition from other transportation providers. We are subject to competition from motor carriers, railroads and, to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and quality and reliability of service. While we have primarily used internal resources to build or acquire and maintain our rail system, trucks and barges have been able to use public rights-of-way maintained by public entities. Any future improvements, expenditures, legislation, or regulation changing or materially increasing the efficiency or reducing the cost of one or more alternative modes of transportation in the regions in which we operate (such as granting materially greater latitude for motor carriers with respect to size or weight limitations or adoption and utilization of
K14

autonomous commercial vehicles) could have a material adverse effect on our ability to compete with other modes of transportation. In addition, our industry continues to evolve, including customer demands for faster transit times and increased visibility, and the potential for increased competition (due to growth in the market, competitors with improved financial capacity or technology, or business combinations resulting in one or more competitors providing a wider variety of services and products at competitive prices) which may, either individually or in the aggregate, have a material adverse effect on our business or results of operations.

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

Constraints on the supply chain or the operations of carriers with which we interchange may adversely affect our operations. Our ability to provide rail service to our customers depends in large part upon a functioning global supply chain and our ability to maintain collaborative relationships with connecting carriers (including shortlines and regional railroads) with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the supply chain or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in our inability to meet our customers’ demands or require us to use alternate train routes, which could result in significant additional costs and network inefficiencies. Additionally, any significant consolidations, mergers, or operational changes among other railroads may alter our market access and reach.

We may be negatively affected by terrorism or war. Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption or other operational challenges. Because we play a critical role in the nation’s transportation system, we could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

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

We may be negatively affected by supply constraints resulting from disruptions in our fuel markets or supplier markets. We consumed approximately 373 million gallons of diesel fuel in 2024. Fuel availability could be affected by limitation in the fuel supply or by imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, or other factors could impact us as well as our customers and other transportation companies.

Due to the capital-intensive nature, as well as the industry-specific requirements of the rail industry, high barriers of entry exist for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment. As a result, we are dependent on certain key suppliers and manufacturers of locomotive and railroad items. Disruption to one or more of our key suppliers or manufacturers, including as a result of stopped or restricted production, labor stoppage or restriction, or significant supply shortage or outage could negatively impact our operating efficiency
K15

and increase costs. Additionally, we compete with other industries for available capacity and raw materials used in the production of locomotives and certain track and rolling stock materials. Changes in the competitive landscapes of these limited supplier markets could also result in significantly increased prices or material shortages.

We may be negatively affected by energy prices. Fuel and energy costs have a significant impact on our operations. Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude oil, natural gas, and coal; fuel prices; and, fuel surcharges, each of which could have a material impact on our business and results of operations. In addition, we may also experience a disruption in energy supplies as a result of new or increased regulation, as a result of war or geopolitical conflicts, weather-related events or natural disasters, or other factors beyond our control, which could have a material adverse effect on our business.

Pandemics, epidemics, or endemic diseases could further negatively impact us, our customers, our supply chain, and our operations. The magnitude and duration of a pandemic, epidemic, or endemic disease, and its impact on our customers and general economic conditions can influence the demand for our services and affect our revenues. In addition, such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are unable to work from contraction of or exposure to the disease or if governmental orders prevent our employees or critical suppliers from working. To the extent such diseases adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in the risk factors included herein or may affect our operating and financial results in a manner that is not presently known to us.

Our business is capital intensive, and we must make capital decisions based upon expectations of future usage of our assets. We make significant investments in our railroad infrastructure, including railroad property, track infrastructure, locomotives, freight cars, intermodal equipment, technology, and other assets to support our network, much of which is costly and requires significant capital outlay. The amount and timing of capital investments depend on various factors, including expectations of future carload traffic. In many cases, we must make advance commitments to purchase or modify equipment prior to such equipment being needed. As a result, we must predict volume levels and other requirements and make commitments based on those projections. A significant variance in our expectations or projections could result in too much or too little equipment relative to our actual needs and volumes, thereby negatively impacting our operations or financial results.

TECHNOLOGY RISKS

A significant cybersecurity incident or other disruption to our technology infrastructure resulting from internal and external threats could disrupt our business operations. To conduct business, we extensively rely on information and operational technology systems. The threat landscape is vast, with potential attacks from cybercriminals, nation-states, state-sponsored actors and others including, but not limited to, service denials, unauthorized access, compromised equipment or rolling stock, extortion, or theft of data or money. As a result, our business continuity and disaster recovery plans and activities may not be sufficient for all eventualities, resulting in the potential for a data breach or significant service or operational disruption or failure involving one or more information or operational technology systems operated by us or under control of third parties, including computer hardware, software, cloud services and transportation and communications equipment. Such failures or disruptions can adversely impact our business by, among other things, preventing intercompany communications and disrupting operations that may result in direct or indirect monetary losses, damage to equipment or property, or loss of confidence in corporate competency. Any one or more of these events could have a material adverse effect on our results of operations, financial position, or operations. Although we maintain security programs designed to protect our information and operational technology systems, we are continually targeted by threat actors attempting to access our networks and we may be unable to detect or prevent a breach of our systems or disruption to our service in the future. In addition, while we have previously experienced technology outages and cybersecurity events that have impacted our systems and service, future events may result in more significant impacts to our operations, reputation or financial results. These potentially impactful future events could include service disruptions, unauthorized access to our systems, viruses, ransomware, and/or the compromise, acquisition, or destruction of our
K16

data. We also could be impacted by cybersecurity events targeting third parties that we rely on for business operations, including third party vendors that have access to our systems or data and third parties who provide services and are in our supply chain. Such a direct or indirect cybersecurity incident could interrupt our service, cause safety failures or operational difficulties, decrease revenues, increase operating costs, impact our efficiency, damage our corporate reputation, and/or expose us to litigation or government action or increased regulation, which could result in penalties, fines or judgments. In addition, our failure to comply with or adhere to privacy-related or data protection laws and regulations could result in government investigations and proceedings against us, or litigation, resulting in adverse reputational impacts, penalties, and legal liability.

Our business may be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information or operational technology systems. If we fail to develop, acquire or implement new technology, or otherwise fail to maintain, protect or integrate our information or operational technology systems, we may suffer a competitive disadvantage within the rail industry and with companies providing alternative modes of transportation service. The techniques used by cybersecurity threat actors to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace. Consequently, these techniques may be difficult to detect and cybersecurity events are therefore increasingly difficult to prevent. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence and machine learning, may make it more difficult to anticipate cybersecurity threats and implement adequate protective countermeasures. If we fail to adequately develop or maintain our information or operational technology systems or cybersecurity infrastructure, we may become increasingly vulnerable to cybersecurity events, or other breaches or disruptions to our information or operational technology systems.

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

A catastrophic rail accident, whether on our lines or another carrier’s, involving any or all of release of hazardous materials, freight loss, property damage, personal injury, and environmental liability could compromise critical parts of our rail network. Losses associated with such an accident involving us could exceed our insurance coverage, resulting in a material adverse effect on our financial position or liquidity. Any material changes to current litigation trends could also have a material adverse effect on our financial position or liquidity to the extent not covered by insurance.

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

HUMAN CAPITAL RISKS

Failure to attract, retain, and transition key executive officers, or skilled professional or technical employees could adversely impact our business and operations. Our success depends on our ability to attract and retain skilled employees, including key executive officers to oversee our operational, productivity, marketing, and technological initiatives, as well as a sufficient number of skilled professional and craft employees to enable us to
K17

efficiently conduct our operations. Difficulties in recruiting and retaining skilled employees, including train and engine workers, key executives, and other skilled professional and technical employees; the loss of such individuals; and/or our inability to successfully transition key executive, professional, technical, or skilled roles could each have a material adverse effect on our financial position, results of operations, and operations. The loss of one or more key employees could also result in the depletion of our institutional knowledge base and may result in our inability or increased difficulty in successfully transitioning key roles, which could materially adversely impact our business.

The vast majority of our employees belong to labor unions, and the renegotiation of labor agreements or any provisions thereof, or any strikes or work stoppages (including any entered into in connection with any such negotiations), could adversely affect our operations. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. In the third and fourth quarters of 2024, the Company reached tentative collective bargaining agreements with ten of these labor unions, a majority of which were subsequently ratified by union membership and became effective January 1, 2025. Future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for health care, wages, and other benefits. In addition, if our craft employees were to engage in or threaten a strike, work stoppage, or other slowdown, including in connection with the renegotiation of any collective bargaining agreements or any provisions thereof, we could experience a significant disruption in our operations, customer base, or belief in our ability to provide consistent service, thereby adversely affecting our operations or ability to provide services.

CLIMATE CHANGE RISKS

Severe weather and disasters have caused, and could again cause, significant business interruptions and expenditures. Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, have caused, and may again cause damage to our network, our workforce to be unavailable, and us to be unable to use our equipment, or otherwise cause significant interruptions to our operations. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Our inability to quickly and effectively restore operations following adverse weather and disasters could materially impact our business and results of operations. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and those of our customers and costs to repair damaged property and equipment or maintain or resume operations could increase. Furthermore, climate change may contribute to an increase in the incidence and severity of natural disasters and adverse weather conditions and reduce the availability or increase the cost of insurance for such events.

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

MACROECONOMIC AND MARKET RISKS

We may be negatively impacted by changes in general economic conditions. Because our business is dependent on the rail shipping needs of our customers, negative changes in domestic and global economic conditions,
K18

including reduced import and export volumes, could affect the producers and consumers of the freight we carry. Recessionary economic cycles and downturns in customers’ business cycles, especially in market segments and industries where we have a significant concentration of customers, may substantially reduce our volumes, and lead to excess capacity in the industry, resulting in pressure on rates we are able to obtain for our services. Economic conditions could also result in bankruptcies of one or more of our customers. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model. We are impacted by industrial production, inflation, unemployment, and consumer spending. We have been and may in the future be, materially impacted by adverse developments in these aspects of the economy.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

Process

We use a multi-layered defensive cybersecurity strategy based on the cyber security framework drafted by the U.S. Department of Commerce's National Institute of Standards and Technology (NIST). The NIST Cybersecurity Framework (NIST CSF) is a voluntary framework of best practices to identify, protect, detect, respond to, and recover from cybersecurity matters. Based on the NIST CSF, our processes to identify, assess, and manage material risks from cybersecurity threats includes the following:

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

Manage
We mitigate risks from cybersecurity threats by applying multiple layers of defense to ensure we have the continued ability to access or utilize an asset or its value, and deny threat actors the ability to gain or increase their access to an asset or its value. We prioritize defensive mechanisms, including administrative, procedural, and technical controls, according to their relative cost and reduction in risk based on the NIST CSF.
K19

We further monitor, test, assess, and update these processes, including working with government agencies and peers to implement practices to guard against an evolving threat environment and to ensure we remain compliant with relevant regulatory requirements.

Integration into our Risk Management Framework

Our processes to assess, identify, and manage cybersecurity risks are expressly incorporated into our enterprise risk management (ERM) framework. Technology is one of the five primary risk categories addressed by the ERM framework, and cybersecurity is identified as a subcategory of the technology risk. Our ERM leadership team works with the Chief Information and Digital Officer (CIDO), the Senior Director of Information Security (SDIS) and other technology leaders to identify, define, and assess top areas of technology and cybersecurity risks, which are included in our ERM risk framework and mapped to the NIST CSF. Our internal ERM leadership meets regularly with our technology leadership team to review developments in our technology risk profile and works with the cybersecurity team to monitor key risk indicators linked to our cybersecurity risks. Any changes to the threat landscape are discussed and considered as adjustments to our risk profile.

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

Oversight of Third-Party Providers

Within our purchasing and third-party vendor management programs, we require all vendors who handle our data as well as vendors who provide technology and data services – including hardware, software, staffing, and support – to maintain certain security protections including, but not limited to, compliance with applicable data protection laws and implementation of administrative, physical, and technical safeguards to protect our data, including how our data is stored, accessed, and transmitted. In addition, all providers within these service categories must execute a data security addendum that articulates specific security standards, cybersecurity insurance, and mandatory incident reporting protocols applicable to the underlying provision of services.

Risks

Please see Item 1A. Risk Factors – Technology Risks – “A significant cybersecurity incident or other disruption to our technology infrastructure resulting from internal and external threats could disrupt our business operations” for our disclosures regarding the most pertinent risks we may experience from cybersecurity threats.

As noted therein, regardless of the cause, a significant disruption or failure of one or more information or operational technology systems operated by us or under control of third parties can result in service disruptions, unauthorized access to our systems, viruses, ransomware, and/or compromise, acquisition, or destruction of our data.

Such a direct or indirect cybersecurity incident could interrupt our service, cause safety failures or operational difficulties, decrease revenues, increase operating costs, impact our efficiency, damage our corporate reputation, and/or expose us to litigation, government action, increased regulation, penalties, fines or judgments, any or all which may ultimately have a materially adverse effect on our results of operations, financial condition, reputation, and business (including our strategy of operating a resilient freight railroad).

K20

While we have previously experienced technology outages and cybersecurity events that have impacted our systems and service, future events may result in more significant impacts to our operations, reputation, or financial results. As a result of these prior events, and given the potential risks that a technology outage or cybersecurity event would result in a materially adverse effect on our results of operations, financial condition, reputation, or business, we have conducted and will continue conducting, internal and third-party assessments of information technology and cybersecurity vulnerabilities, information technology resiliency, and our related processes and procedures, so that we can continue to identify and address key cybersecurity risks.

CYBERSECURITY GOVERNANCE

Board Oversight

The Norfolk Southern Board, both directly itself and indirectly through the F&RM Committee, has oversight of cybersecurity risks. The F&RM Committee receives periodic reports from the CIDO regarding the primary technology risks impacting the company, including risks impacting our information and operational systems, service resiliency, cybersecurity risks, and the related threat environment. Agendas for these periodic updates may be further adjusted to address any emerging risks or key topics in greater detail, including emerging regulations, best practices, cyber readiness, and third-party assessment results. Regular updates are also provided to the F&RM Committee regarding all material or potentially material cybersecurity incidents, including root causes, and identification of and progress towards, remediation activities through completion.

The Board receives a periodic update from the Chair of the F&RM Committee regarding the matters addressed by the F&RM Committee, as well as an annual report from the CIDO highlighting the emerging threat landscape, our progress executing on our defensive cybersecurity strategy, and a review of our cybersecurity incident investigation and response processes.

Management's Role

Our SDIS, reporting to the CIDO, is directly responsible for the assessment, oversight, and management of our enterprise-wide cybersecurity strategy and governance. Such individual has significant relevant experience in the area, including over 27 years of technology experience in various industries with 17 years focused on information security, as well as significant experience working closely with government agencies including the Federal Bureau of Investigation, the Transportation Security Agency, and the Department of Homeland Security. As noted above, our technology risk working group, comprised of leaders across the information technology, information security, and law departments, including our CIDO, SDIS, and Data Privacy Officer (DPO), among others, further monitor developments in the threat landscape so that key cybersecurity threats impacting the Company continue to be identified and prioritized.

Management and Board Reporting

Cybersecurity incidents are reported directly to the SDIS in accordance with the applicable incident response plan. The SDIS, together with the DPO, determine incident severity and response, and in turn report material or potentially material incidents to our internal 8-K subcommittee (comprised of senior leaders from the law, accounting, finance, investor relations, and communications departments), our CEO, and our Chief Legal Officer, who in turn notify the Chairs of the Board and the F&RM Committee. The Board is promptly notified prior to filing any 8-K disclosing any material or potentially material cybersecurity incidents, with the F&RM Committee provided further updates regarding root causes and remediation efforts.

We also have a cybersecurity incident response plan including specific responsive protocols administered by a predesignated incident response team, led by the SDIS and DPO and comprised of other members of management. This incident response team also conducts periodic table-top exercises with management to ensure adherence to our cybersecurity incident response plan.

K21

In an effort to deter and detect cyber threats, we also periodically provide all employees with a data protection and cybersecurity awareness training program, which covers timely and relevant topics, including phishing, password protection, confidential data protection, asset use, and mobile security and further educates employees on the importance of and process for reporting all potential incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster employee-based cybersecurity programs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 18 “Commitments and Contingencies” in Item 8 “Notes to Consolidated Financial Statements.”

Item 4. Mine Safety Disclosures

Not applicable.

K22

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board considers appropriate. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, at February 1, 2025, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Mark R. George, 57, President and Chief Executive Officer	Present position since September 11, 2024. Served as Executive Vice President and Chief Financial Officer from November 1, 2019 to September 11, 2024.

Ann A. Adams, 54, Chief Human Resources Officer
Present position since December 9, 2024.
Served as Special Advisor to CEO from March 17, 2024 to December 9, 2024, and as Executive Vice President & Chief Transformation Officer from April 1, 2019 to March 16, 2024.

Anil Bhatt, 50, Executive Vice President and Chief Information and Digital Officer
Present position since August 19, 2024.
Prior to joining Norfolk Southern, served in various positions at Elevance Health. Served as Global Chief Information Officer from December 2020 through August 2024 and Senior Vice President & Chief Technology Officer from August 2018 to December 2020.

John F. Orr, 61, Executive Vice President and Chief Operating Officer
Present position since March 20, 2024.
Prior to joining Norfolk Southern, served as Executive Vice President, Chief Transformation Officer for Canadian Pacific Kansas City (CPKC) from April 2023 to March 2024 and Executive Vice President of Operations at Kansas City Southern from April 2021 to April 2023. Served more than three decades at Canadian National in various positions of increasing responsibility across Canada and North America, concluding career as Senior Vice President and Chief Transportation Officer.

Claude E. Elkins, Jr., 59, Executive Vice President and Chief Marketing Officer	Present position since December 1, 2021. Served as Vice President Industrial Products from April 1, 2018 to December 1, 2021.

Jason A. Zampi, 50, Executive Vice President and Chief Financial Officer
Present position since September 24, 2024.
Served as Senior Vice President Finance and Treasurer from August 20, 2024 to September 24, 2024. Served as Vice President of Financial Planning and Analysis from June 1, 2020 to September 24, 2024. Served as Vice President and Controller from December 16, 2018 to June 1, 2020.

Claiborne L. Moore, 45, Vice President and Controller	Present position since March 1, 2022. Served as Assistant Vice President Corporate Accounting from March 15, 2019 to March 1, 2022.
K23

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 18,025 stockholders of record as of December 31, 2024, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that may yet be Purchased under Publicly Announced Plans or Programs(2)

October 1-31, 2024	—	$—	—	$6,868,152,575
November 1-30, 2024	143	275.52	—	6,868,152,575
December 1-31, 2024	335	233.35	—	6,868,152,575

Total	478		—

(1)Of this amount, 478 represent shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan (LTIP).
(2)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of December 31, 2024, $6.9 billion remains authorized for repurchase, until such amount is exhausted.

Item 6. [Reserved]
K24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes. Refer to Item 8 “Notes to Consolidated Financial Statements” for all “Note” references.

OVERVIEW

Since 1827, Norfolk Southern Corporation and its predecessor companies have safely moved the goods and materials that drive the U.S. economy. Our dedicated team members deliver a wide variety of commodities annually for our customers, from agriculture products to consumer goods, and help them reduce carbon emissions by shipping via rail. We have the most extensive intermodal network in the eastern U.S. Our network serves a majority of the country's population and manufacturing base, with connections to every major container port on the Atlantic coast as well as major ports in the Gulf of Mexico and Great Lakes.

In 2024, we executed on various initiatives to operate our network more safely and efficiently, better serve our customers, and increase productivity in order to deliver improved financial performance. We enhanced our executive leadership team and continued to execute on our strategy of providing high-quality service to our customers to enable smart, sustainable growth and delivering on productivity initiatives. Additionally, we executed on several strategic initiatives, including the purchase of the Cincinnati Southern Railway, sales of certain railway lines, and completion of targeted rationalization and restructuring efforts, to further advance our organizational objectives. Furthermore, we continued our efforts related to the Eastern Ohio Incident (as defined and further described in Note 18 in the Notes to the Consolidated Financial Statements), including the pursuit of recoveries under our insurance programs.

Our operational improvements during the year, while handling 5% higher volumes, helped drive improvements to income from railway operations, diluted earnings per share, and railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses). For the full year, we achieved an operating ratio of 66.4%, and an adjusted operating ratio of 65.8% (see our non-GAAP reconciliations beginning on page K26), both of which improved on a year-over-year basis. We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

				2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	($ in millions, except per share amounts)			(% change)

Railway operating revenues	$12,123	$12,156	$12,745	—%	(5%)
Railway operating expenses	$8,052	$9,305	$7,936	(13%)	17%
Income from railway operations	$4,071	$2,851	$4,809	43%	(41%)
Net income	$2,622	$1,827	$3,270	44%	(44%)
Diluted earnings per share	$11.57	$8.02	$13.88	44%	(42%)
Railway operating ratio (percent)	66.4	76.5	62.3	(13%)	23%

Income from railway operations, net income and diluted earnings per share increased in 2024 compared to 2023, primarily as a result of lower railway operating expenses. The reduction in our operating expenses includes lower net expenses related to the Eastern Ohio Incident and $433 million of gains on the sale of railway lines. Railway operating revenues were slightly lower as decreased fuel surcharge revenue, an adverse mix of traffic, and decreased pricing were nearly offset by increased volumes. Our railway operating ratio improved to 66.4 percent.

Income from railway operations, net income and diluted earnings per share declined in 2023 compared to 2022, driven by expenses incurred with our response efforts to the Incident, lower railway operating revenues, and higher
K25

non-Incident-related railway operating expenses. Railway operating revenues declined 5% due to lower average revenue per unit, the result of lower fuel surcharge revenue and decreased intermodal storage service revenues partially offset by favorable pricing and mix. Additionally, lower volumes contributed to the decline in revenues. Net expenses associated with the Incident for the year 2023 were $1.1 billion. In addition to costs resulting from the Incident, railway operating expenses increased due to inflationary pressures, investments in operational resiliency, and higher service-related costs, offset partially by lower fuel prices. The decline in net income and diluted earnings per share also reflects the absence of a prior year $136 million deferred tax benefit, a result of an enactment of a change in the corporate income tax rate in the Commonwealth of Pennsylvania in 2022. Railway operating ratio deteriorated to 76.5 percent.

The following tables adjust our 2024 and 2023 U.S. Generally Accepted Accounting Principles (GAAP) financial results to exclude gains on railway line sales, restructuring and other charges (including the curtailment gain on our other postretirement benefit plan which is included in “Other income – net”), shareholder advisory costs, and a deferred income tax adjustment, all which occurred in 2024, as well as the effects of the Incident that were present in both years. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for 2024
	Reported (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway
operating	$8,052	$433	$(183)	$(325)	$—	$—	$7,977
expenses

Income from
railway	$4,071	$(433)	$183	$325	$—	$—	$4,146
operations

Net income	$2,622	$(327)	$125	$247	$44	$(27)	$2,684

Diluted earnings	$11.57	$(1.44)	$0.55	$1.09	$0.20	$(0.12)	$11.85
per share

Railway
operating ratio	66.4	3.6	(1.5)	(2.7)	—	—	65.8
(percent)

K26

	Non-GAAP Reconciliation for 2023
	Reported (GAAP)	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$9,305	$(1,116)	$8,189
Income from railway operations	$2,851	$1,116	$3,967
Net income	$1,827	$846	$2,673
Diluted earnings per share	$8.02	$3.72	$11.74
Railway operating ratio (percent)	76.5	(9.1)	67.4

In the table below, references to 2024 and 2023 results and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	Adjusted 2024 (Non-GAAP)	Adjusted 2023 (Non-GAAP)	2022	Adjusted 2024 (Non-GAAP) vs. Adjusted 2023 (Non-GAAP)	Adjusted 2023 (Non-GAAP) vs. 2022
	($ in millions, except per share amounts)			(% change)

Railway operating expenses	$7,977	$8,189	$7,936	(3%)	3%
Income from railway operations	$4,146	$3,967	$4,809	5%	(18%)
Net income	$2,684	$2,673	$3,270	—%	(18%)
Diluted earnings per share	$11.85	$11.74	$13.88	1%	(15%)
Railway operating ratio (percent)	65.8	67.4	62.3	(2%)	8%

On an adjusted basis, income from railway operations in 2024 increased due to lower adjusted railway operating expenses, with lower fuel prices, decreased costs of purchased services, and lower other expenses contributing significantly to the overall decline, and more than offsetting the decline in revenue. Lower other income-net and higher interest expense on debt contributed to net income and diluted earnings per share that were only up slightly compared to the prior year.

In 2023, on a non-GAAP basis excluding the impact of direct costs resulting from the Incident, income from railway operations decreased due to lower railway operating revenues and higher railway operating expenses. Railway operating revenues declined due to decreased fuel surcharge revenue, decreased intermodal storage revenues, and lower volume, partially offset by increased pricing and favorable mix compared to the prior year. Railway operating expenses increased due to inflationary pressures, investments in operational resiliency, and higher service-related costs, partially offset by lower fuel prices.

K27

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by commodity group.

	Revenues			2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	($ in millions)			(% change)
Merchandise:
Agriculture, forest and consumer products	$2,521	$2,530	$2,493	—%	1%
Chemicals	2,123	2,054	2,148	3%	(4%)
Metals and construction	1,682	1,634	1,652	3%	(1%)
Automotive	1,144	1,135	1,038	1%	9%
Merchandise	7,470	7,353	7,331	2%	—%
Intermodal	3,042	3,090	3,681	(2%)	(16%)
Coal	1,611	1,713	1,733	(6%)	(1%)
Total	$12,123	$12,156	$12,745	—%	(5%)

	Units			2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	(in thousands)			(% change)
Merchandise:
Agriculture, forest and consumer products	741.7	734.3	723.0	1%	2%
Chemicals	518.3	515.0	540.1	1%	(5%)
Metals and construction	641.6	634.1	634.6	1%	—%
Automotive	362.7	361.5	339.1	—%	7%
Merchandise	2,264.3	2,244.9	2,236.8	1%	—%
Intermodal	4,107.7	3,822.4	3,913.1	7%	(2%)
Coal	684.8	677.1	684.6	1%	(1%)
Total	7,056.8	6,744.4	6,834.5	5%	(1%)

	Revenue per Unit			2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	($ per unit)			(% change)
Merchandise:
Agriculture, forest and consumer products	$3,399	$3,445	$3,448	(1%)	—%
Chemicals	4,096	3,989	3,978	3%	—%
Metals and construction	2,621	2,577	2,604	2%	(1%)
Automotive	3,155	3,140	3,059	—%	3%
Merchandise	3,299	3,275	3,277	1%	—%
Intermodal	740	808	941	(8%)	(14%)
Coal	2,352	2,530	2,532	(7%)	—%
Total	1,718	1,802	1,865	(5%)	(3%)

K28

Revenues decreased $33 million in 2024 and $589 million in 2023 compared to the prior years. Revenues decreased in 2024 as a result of lower average revenue per unit, driven by lower fuel surcharge revenue, adverse mix, and decreased pricing, partially offset by higher volume. Revenues declined in 2023 as a result of lower average revenue per unit, driven by decreases in fuel surcharge and intermodal storage revenues, and volume declines.

The table below reflects the components of the revenue change by major commodity group.

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$64	$231	$19	$26	$(85)	$(19)
Fuel surcharge
revenue	(131)	(101)	(29)	(119)	(208)	(23)
Rate, mix and
other	184	(178)	(92)	115	(298)	22

Total	$117	$(48)	$(102)	$22	$(591)	$(20)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Fuel surcharge revenues totaled $962 million, $1.2 billion, and $1.6 billion in 2024, 2023, and 2022, respectively. The decline in fuel surcharge revenues in each period was primarily driven by fluctuations in fuel commodity prices.

For 2025, we expect that revenue will increase driven by higher volumes.

MERCHANDISE revenues increased in both 2024 and 2023 compared with the prior years. In 2024, revenues rose as volume was higher for all commodity groups and pricing gains more than offset lower fuel surcharge revenue. In 2023, revenues were slightly higher as pricing and volume gains were nearly offset by lower fuel surcharge revenue and unfavorable mix. Increased volumes in automotive and agriculture, forest and consumer shipments were partially offset by decreased chemicals shipments.

Agriculture, forest and consumer products revenues decreased slightly in 2024 but increased in 2023 compared with the prior years. In 2024, the decrease was the result of lower average revenue per unit driven by lower fuel surcharge revenue, partially offset by increased price, and increased volume. Increased volume in soybeans, corn, and feed were partially offset by lower volume in fertilizers and ethanol. Soybean volume increased due to spot opportunities. Increased corn and feed volumes were the result of customers shifting from truck to rail service to meet market demands. The decrease in fertilizer volume was driven by lower potash shipments due to customer operational issues and cost pressures. Ethanol volume declined primarily as a result of decreased demand. In 2023, higher revenues were the result of increased volume. Average revenue per unit was flat, the result of lower fuel surcharge revenue offset by pricing gains. Increases in ethanol and fertilizer shipments more than offset declines in shipments of wood chips and graphic paper. Increased market demand led to volume gains in ethanol and fertilizer. Volume declines in wood chips were due to customer mill closures, while lower market demand led to the decline in graphic paper.

Chemicals revenues increased in 2024 but decreased in 2023 compared with the prior years. In 2024, the increase in revenues was driven by higher average revenue per unit driven by increased price, partially offset by lower fuel surcharge revenue, and volume growth. Solid waste and organic chemicals volume increased due to stronger demand. These increases were slightly offset by declines in crude oil and petroleum products. Volume declines in crude oil were due to a market share shift, while declines in petroleum were related to the conclusion of a spot opportunity handled last year to support a customer during a refinery outage. In 2023, the decrease was as a result
K29

of volume declines. Reduced shipments of crude oil, organic chemicals, and natural gas liquids, more than offset the increases in solid waste and other petroleum products. Volume declines for crude oil were driven by soft demand in the energy markets. Organic chemicals and natural gas liquids volume declined as a result of lower demand. Volume gains in solid waste were due to growth with existing customers, while the gains in petroleum products were due to growth with existing customers and new business opportunities.

Metals and construction revenues were higher in 2024 but lower in 2023 compared with the prior years. In 2024, the increase was driven by higher average revenue per unit due to favorable price, partially offset by lower fuel surcharge revenue, and higher volume. Increased volume was due to higher demand in aggregates, kaolin, miscellaneous construction, and scrap metal, partially offset by lower demand for coil steel shipments. In 2023, the decline in revenue was driven by lower average revenue per unit, the result of decreased fuel surcharge revenue partially offset by increased price. Volumes were nearly unchanged as reduced shipments of kaolin and construction materials were offset by volume gains in coil steel and scrap metal. The volume declines in kaolin were largely driven by lower demand, while the declines in construction materials were due to lower demand, extended cycle times and service challenges. Gains in coil steel volume were due to increased equipment available to handle demand, while scrap metal volume increased due to higher demand.

Automotive revenues rose in both 2024 and 2023 compared with the prior years. The increase in revenues in 2024 was driven by slightly higher average revenue per unit driven by increased price, partially offset by lower fuel surcharge revenue, and slightly higher volume. Volume increases were due to improvements in equipment availability and their cycle time paired with higher demand, mostly offset by reduced production and quality holds at certain manufacturers, and extended plant shutdowns. The increase in revenues in 2023 was driven by increased volume and higher average revenue per unit, driven by favorable price. Volume increases were due to higher finished vehicle inventory levels available for rail transportation and improved equipment cycle times.

INTERMODAL revenues decreased in both 2024 and 2023 compared with the prior years. The decrease in 2024 was the result of lower average revenue per unit, driven by decreased pricing, lower fuel surcharge revenue, adverse mix, and declines in storage service revenues, partially offset by higher volume. The decrease in 2023 was the result of lower average revenue per unit, driven by reduced storage service revenues and lower fuel surcharge revenue, and decreased volume.

Intermodal units by market were as follows:

				2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	(units in thousands)			(% change)

Domestic	2,500.0	2,371.6	2,573.6	5%	(8%)
International	1,607.7	1,450.8	1,339.5	11%	8%

Total	4,107.7	3,822.4	3,913.1	7%	(2%)

Domestic volume increased in 2024 but decreased in 2023 compared with the prior years. In 2024, volume increased due to growth in new and existing customers and improved service, partially offset by reduced demand for premium shipments. In 2023, volume declined due to a decrease in freight demand as a result of reduced consumer consumption combined with high inventories, and increased truck competition.

International volume increased in both 2024 and 2023. The increase in 2024 was driven by increased demand, growth in existing customers, and increased movements of empty containers. The increase in 2023 was driven by ocean carriers favoring inland point intermodal traffic, partially offset by a decrease in imports.

K30

COAL revenues decreased in 2024 and 2023 compared with the prior years. The decrease in 2024 was a result of lower average revenue per unit, driven by decreased pricing and lower fuel surcharge revenue, partially offset by positive mix and increased volume. The decrease in 2023 was a result of decreased volumes. Average revenue per unit was flat as lower fuel surcharge revenue and pricing declines were offset by positive mix.

As shown in the following table, total tonnage increased in 2024 but decreased in 2023 compared to prior years.

				2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	(tons in thousands)			(% change)

Utility	29,577	30,419	35,705	(3%)	(15%)
Export	33,309	31,005	25,887	7%	20%
Domestic metallurgical	10,088	11,096	11,307	(9%)	(2%)
Industrial	3,728	3,372	3,765	11%	(10%)

Total	76,702	75,892	76,664	1%	(1%)

Utility coal tonnage decreased in both 2024 and 2023 compared with the prior years. The decline in 2024 was due to reduced demand from continued low natural gas prices and high stockpiles. The decrease in 2023 was due to low natural gas prices, high stockpiles, and unplanned customer outages.

Export coal tonnage increased in both 2024 and 2023 compared with the prior years. The increase in 2024 was due to growth with our customers and increased production. The increase in 2023 was a result of increased demand and coal supply.

Domestic metallurgical coal tonnage decreased in both 2024 and 2023 compared with the prior years. The decrease in 2024 was as a result of reduced customer demand. The decrease in 2023 was due to reduced coke shipments resulting from idled customer facilities.

Industrial coal tonnage increased in 2024 but decreased in 2023 compared with the prior years. The growth in 2024 was due to higher demand. The decrease in 2023 was due to reduced coal shipments related to customer sourcing changes.

K31

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2024	2023
	2024	2023	2022	vs. 2023	vs. 2022
	($ in millions)			(% change)

Compensation and benefits	$2,823	$2,819	$2,621	—%	8%
Purchased services	1,655	1,683	1,565	(2%)	8%
Equipment rents	393	387	357	2%	8%
Fuel	987	1,170	1,459	(16%)	(20%)
Depreciation	1,353	1,298	1,221	4%	6%
Materials	369	364	283	1%	29%
Claims	237	242	270	(2%)	(10%)
Other	(273)	226	160	(221%)	41%
Restructuring and other charges	183	—	—
Eastern Ohio incident	325	1,116	—	(71%)

Total	$8,052	$9,305	$7,936	(13%)	17%

In 2024, the decline in railway operating expenses reflects lower net expenses related to the Eastern Ohio incident (Note 18), higher gains on operating property sales, including certain gains on railway line sales (Note 8), and lower fuel prices, partially offset by restructuring and other charges (Note 3), and increased depreciation on our higher asset base. In 2023, expenses increased as we incurred $1.1 billion of costs related to environmental matters and legal proceedings resulting from the Incident (Note 18). Additionally, railway operating expenses reflected higher costs due to inflationary pressures, investments in operational resiliency, and higher service-related costs. Partially offsetting these increases were the impacts of lower fuel prices and the absence of retroactive wage increases recorded in 2022.

Compensation and benefits increased in 2024, reflecting changes in:

•pay rates (up $91 million),
•incentive and stock-based compensation (up $56 million),
•overtime (down $37 million),
•employee activity levels (down $68 million), and
•other (down $38 million).

In 2023, compensation and benefits increased, a result of changes in:

•employee activity levels (up $138 million),
•pay rates (up $86 million),
•overtime (up $9 million),
•incentive and stock-based compensation (down $30 million), and
•other (down $5 million).

Our employment averaged 20,200 in 2024, compared with 20,300 in 2023, and 18,900 in 2022.

K32

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. The decrease in purchased services in 2024 was due to lower lease costs and declines in technology-related and operational expenses, partially offset by higher volume-related expenses and Conrail-related activity. The increase in purchased services in 2023 was due to higher technology-related costs, increased operational and transportation expenses, and higher engineering activity.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods. In 2024, the increase was due to increased automotive and intermodal equipment expenses as a result of higher volumes. In 2023, the increase was due to increased intermodal equipment expenses, higher freight car lease costs, and decreased equity in TTX Company's (TTX) earnings.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both 2024 and 2023. The decrease in both periods was due to lower locomotive fuel prices (down 15% in 2024 and 20% in 2023), which decreased fuel expense by $159 million and $275 million in 2024 and 2023, respectively. Locomotive fuel consumption was down in 2024 and nearly flat in 2023 compared to prior periods. We consumed 373 million gallons of diesel fuel in 2024, compared with 377 million gallons in 2023 and 376 million gallons in 2022.

Depreciation expense increased in both periods compared to the prior years, reflecting reinvestment in our infrastructure, rolling stock, and technology.

Materials expense increased in both 2024 and 2023. The increase in 2024 was due to higher freight car repairs expense, partially offset by lower locomotive materials spending. The increase in 2023 was due to increased locomotive, freight car, and track materials costs.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense decreased in both 2024 and 2023 compared to the prior years. The decrease in 2024 is the result of lower personal injury case development and declines in lading and property damage expenses. These were partially offset by the absence of a prior-year claims-related recovery and higher insurance costs. The decrease in 2023 was primarily the result of lower personal injury case development, lower costs related to environmental remediation matters unrelated to the Incident, and a claims-related recovery.

Other expense decreased in 2024 primarily due to increased gains from operating property sales, lower non-income-based taxes, and lower relocation and travel-related expenses. Gains from operating property sales includes $433 million of gains on the sale of railway lines in the states of Virginia and North Carolina. These transactions are described further in Note 8 in the Notes to Consolidated Financial Statements. The increase in 2023 was primarily due to lower gains from operating property sales and increased travel-related expenses. Gains from operating property sales amounted to $490 million, $43 million, and $76 million in 2024, 2023, and 2022, respectively.

Restructuring and other charges

In 2024, we recorded $183 million in restructuring and other charges. During the year, we completed voluntary and involuntary separation programs that reduced our management workforce. Additionally, we ceased development of certain technology projects that had not been placed into service. We also wrote down certain specialized equipment to its net realizable value, reflecting the planned disposition of that asset class. Additionally, we incurred costs associated the appointment of our chief operating officer. See Notes 3 and 13 in the Notes to Consolidated Financial Statements for additional information.

K33

Eastern Ohio incident

During 2024, we incurred net expenses of $325 million associated with the Incident, including additional costs associated with environmental matters and legal proceedings. The total amount recorded in 2024 is net of $650 million of insurance recoveries, resulting from claims made under our insurance policies in effect at the time of the Incident. During 2023, we recorded $1.1 billion for costs primarily associated with environmental matters and legal proceedings. We recorded $101 million of recoveries from claims made under our insurance policies, which are included in the total amount recorded in 2023. Our cash expenditures attributable to the Incident, net of insurance proceeds received, were $119 million and $652 million in 2024 and 2023, respectively, and which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 18 in Notes to Consolidated Financial Statements.

Other Income – Net

Other income – net decreased in 2024 but increased in 2023. The decrease in 2024 reflects costs associated with shareholder matters, lower returns on corporate-owned life insurance (COLI), and higher pension and other postretirement benefits expense, partially offset by a $20 million curtailment gain on our other postretirement benefit plan as a result of our voluntary and involuntary separation programs (Note 3). The increase in 2023 was the result of higher net returns on COLI and increased interest income, partially offset by lower gains from non-operating property sales.

Income Taxes

The effective income tax rate was 21.2% in 2024, compared with 21.3% in 2023 and 20.8% in 2022.  The current year reflects a $15 million deferred income tax benefit due to a change in a state corporate income tax rate and a $27 million deferred income tax benefit from subsidiary restructuring. These benefits were partially offset by the absence of certain business tax credits recognized in the prior year. The 2023 effective rate benefited from tax credits and higher COLI returns offset by reduced benefits from stock-based compensation. The effective income tax rate in 2022 reflects favorable benefits associated with stock-based compensation and various state law changes (Note 5).

For 2025, we expect an effective income tax rate between 23% and 24%.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $4.1 billion in 2024, $3.2 billion in 2023, and $4.2 billion in 2022. The increase in 2024 reflects improved operating results. The decrease in 2023 reflects lower operating results, offset in part by changes in working capital. We had negative working capital of $357 million at December 31, 2024 and working capital of $639 million at December 31, 2023. Cash and cash equivalents totaled $1.6 billion at both December 31, 2024, and December 31, 2023. We expect that cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, ability to reduce shareholder distributions, and ability to moderate or defer property additions provide additional flexibility to meet our ongoing obligations in the short- and long-term.

K34

Contractual obligations at December 31, 2024, including those that may have material cash requirements, include interest on fixed-rate long-term debt, long-term debt (Note 10), unconditional purchase obligations (Note 18), long-term advances from Conrail Inc. (Conrail) (Note 7), operating leases (Note 11), agreements with Consolidated Rail Corporation (CRC) (Note 7), and unrecognized tax benefits (Note 5).

	Total	2025	2026 - 2027	2028 - 2029	2030 and Subsequent
	($ in millions)

Interest on fixed-rate long-term debt	$19,413	$776	$1,472	$1,383	$15,782
Long-term debt principal	18,108	555	1,223	1,212	15,118
Unconditional purchase obligations	1,225	519	455	95	156
Long-term advances from Conrail	534	—	—	—	534
Operating leases	314	89	116	62	47
Agreements with CRC	209	47	94	68	—
Unrecognized tax benefits*	82	—	—	—	82

Total	$39,885	$1,986	$3,360	$2,820	$31,719

* This amount is shown in the 2030 and Subsequent column because the year of settlement cannot be reasonably estimated.

Off balance sheet arrangements consist primarily of unrecognized obligations, including future interest payments on fixed-rate long-term debt and unconditional purchase obligations, which are included in the table above. Additionally, in connection with our ownership of an equity method investment, we have the option to acquire an intermodal terminal located in the southern U.S. for an amount that will be determined subsequent to the potential exercise of that option. Our option to purchase the terminal expires in the second quarter of 2025.

Cash used in investing activities was $2.8 billion in 2024, $2.2 billion in 2023, and $1.6 billion in 2022.  The increase in 2024 was driven by the acquisition of the assets of the CSR, partially offset by higher borrowings against our COLI policies and increased proceeds from property sales. Please see Note 8 in the Notes to Consolidated Financial Statements for additional details on certain railway line sales and a discussion of the acquisition of the CSR assets. In 2023, the increase was primarily driven by higher property additions and lower proceeds from property sales.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2025, we expect property additions to approximate $2.2 billion.

Cash used in financing activities was $1.2 billion in 2024, while cash provided by financing activities was $115 million in 2023, and cash used in financing activities was $3.0 billion in 2022.  The increase in cash used in financing activities in 2024 reflects lower proceeds from borrowing partially offset by the absence of repurchases of Common Stock. In 2023, the increase in cash provided by financing activities reflects lower repurchases of Common Stock and increased proceeds from borrowings, partially offset by higher debt repayments.

We did not repurchase any Common Stock during 2024, while we repurchased $622 million in 2023 and $3.1 billion in 2022, which resulted in the retirement of 2.8 million and 12.6 million shares in 2023 and 2022, respectively. As of December 31, 2024, $6.9 billion remains authorized by our Board of Directors for repurchase. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the
K35

Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At December 31, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both December 31, 2024 and December 31, 2023.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

In January 2024, we also entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we could borrow for general corporate purposes. The term loan credit agreement provided for borrowing at prevailing rates and included covenants that align with the $800 million credit agreement. The term loan expired undrawn in October 2024.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies. We had borrowed $605 million against these policies at December 31, 2024 and no amounts borrowed at December 31, 2023. Our remaining borrowing capacity was $40 million and $640 million at December 31, 2024 and December 31, 2023, respectively. In January 2025, we repaid all amounts that were borrowed against these policies at December 31, 2024.

Our debt-to-total capitalization ratio was 54.6% at December 31, 2024, compared with 57.3% at December 31, 2023. We discuss our credit agreement and our accounts receivable securitization program in Note 10. Upcoming annual debt maturities are also disclosed in Note 10.  Overall, our goal is to maintain a capital structure with appropriate leverage to support our business strategy and provide flexibility through business cycles.

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
K36

which we are subject are based on information that is currently available, including but not limited to an assessment of the proceedings and the potential and likely results of such proceedings.

Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities (including those resulting from soil, water, sediment, and air assessment and investigative activities conducted at the site), and the extent and duration of governmental oversight, amongst other factors. Additionally, the final outcome of any of the legal proceedings and regulatory inquiries and investigations cannot be predicted with certainty, and developments related to the progress of such legal proceedings, inquiries, or investigations or other unfavorable or unexpected outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in any particular year. Furthermore, certain costs may be recoverable under our insurance policies in effect at the date of the Incident or from third parties. Any amounts that are recoverable under our insurance policies or from third parties will be reflected in the period in which recovery is considered probable.

See Note 18 for more detailed information as it pertains to these contingencies.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires us to make several estimates and assumptions (Note 13).  These include the expected rate of return from investment of the plans’ assets and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  We make these estimates based on our historical experience and other information we deem pertinent under the circumstances (for example, expectations of future stock market performance).  We utilize an independent actuarial consulting firm’s studies to assist us in selecting appropriate actuarial assumptions and valuing related liabilities.

For 2024, we assumed a long-term investment rate of return of 8.0%, which was supported by our long-term total rate of return on pension plan assets since inception, as well as our expectation of future returns. A one-percentage point decrease to this rate of return assumption would result in a $24 million increase in annual pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point decrease to this discount rate assumption would result in a $14 million increase in annual pension expense.

Properties and Depreciation

Most of our assets are long-lived railway properties (Note 8). “Properties” are stated principally at cost and are depreciated using the group method whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate. See Note 1 for a more detailed discussion of assumptions and estimates.

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
K37

maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

Depreciation expense for 2024 totaled $1.4 billion.  Our composite depreciation rates for 2024 are disclosed in Note 8; a one-year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $51 million decrease (or increase) to annual depreciation expense.

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

See Note 18 for a more detailed discussion of the assumptions and estimates we use for personal injury.

Income Taxes

Our net deferred tax liability totaled $7.4 billion at December 31, 2024 (Note 5).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $42 million valuation allowance on $467 million of deferred tax assets as of December 31, 2024, reflecting the expectation that substantially all of these assets will be realized.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the Railway Labor Act (RLA), these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the RLA are completed. Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee (NCCC).

Under current moratorium provisions, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. In the months prior to the opening of the current national bargaining round, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with ten of our thirteen unions. A majority of those tentative agreements were subsequently ratified by union membership and became effective January 1, 2025, foreclosing the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

For those unions with whom we have not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Even if the parties are unable to reach voluntary agreement during this first phase of RLA
K38

bargaining, self-help (e.g., a strike or other work stoppage) related to this collective-bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating- rate debt instruments. At December 31, 2024, we have no outstanding debt subject to interest rate fluctuations. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one-percentage point decrease in interest rates as of December 31, 2024 and amounts to an increase of approximately $1.5 billion to the fair value of our debt at December 31, 2024. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control. The following important
K39

factors, including those discussed in Item 1A “Risk Factors,” may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements:

•our ability to successfully implement our operational, productivity, and strategic initiatives;
•changes in domestic or international economic, political or business conditions, including those impacting the transportation industry;
•a significant adverse event on our network, including but not limited to a mainline accident, discharge of hazardous material, or climate-related or other network outage;
•the outcome of claims, litigation, governmental proceedings, and investigations involving the Company, including but not limited to the Incident Proceedings;
•the nature and extent of the Company's environmental remediation obligations with respect to the Incident;
•new or additional governmental regulation and/or operational changes resulting from or related to the Incident or the Incident Proceedings; and
•a significant cybersecurity incident or other disruption to our technology infrastructure.

The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics and Sustainability sections of our website (norfolksouthern.investorroom.com/key-investor-information, norfolksouthern.investorroom.com/weekly-performance-reports & www.norfolksouthern.com/sustainability) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including X (formerly known as Twitter) (x.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

K40

Item 8. Financial Statements and Supplementary Data

K41

Report of Management

February 10, 2025

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2024.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, independent registered public accounting firm, has audited our financial statements and issued an opinion on our internal control over financial reporting as of December 31, 2024.

/s/ Mark R. George	/s/ Jason A. Zampi	/s/ Claiborne L. Moore
Mark R. George	Jason A. Zampi	Claiborne L. Moore
President and	Executive Vice President and Chief	Vice President and
Chief Executive Officer	Financial Officer	Controller

K42

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

K43

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

Sufficiency of audit evidence related to the capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $35,831 million in net book value of properties at December 31, 2024 and has recorded $2,381 million in property additions for the year ended December 31, 2024. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company’s annual capital spending relates to self-constructed assets. Costs related to repair and maintenance activities, that in the Company’s judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

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
K44

/s/ KPMG LLP
KPMG LLP

We have served as the Company's auditor since 1982.

Atlanta, Georgia
February 10, 2025
K45

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2024	2023	2022
	($ in millions, except per share amounts)

Railway operating revenues	$12,123	$12,156	$12,745

Railway operating expenses
Compensation and benefits	2,823	2,819	2,621
Purchased services and rents	2,048	2,070	1,922
Fuel	987	1,170	1,459
Depreciation	1,353	1,298	1,221
Materials and other	333	832	713
Restructuring and other charges	183	—	—
Eastern Ohio incident	325	1,116	—

Total railway operating expenses	8,052	9,305	7,936

Income from railway operations	4,071	2,851	4,809

Other income – net	65	191	13
Interest expense on debt	807	722	692

Income before income taxes	3,329	2,320	4,130

Income taxes	707	493	860

Net income	$2,622	$1,827	$3,270

Earnings per share
Basic	$11.58	$8.04	$13.92
Diluted	11.57	8.02	13.88

See accompanying notes to consolidated financial statements.

K46

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2024	2023	2022
	($ in millions)

Net income	$2,622	$1,827	$3,270
Other comprehensive income, before tax:
Pension and other postretirement benefits	70	36	51
Other comprehensive income of equity investees	7	4	17

Other comprehensive income, before tax	77	40	68
Income tax expense related to items of
other comprehensive income	(19)	(9)	(17)

Other comprehensive income, net of tax	58	31	51

Total comprehensive income	$2,680	$1,858	$3,321

See accompanying notes to consolidated financial statements.

K47

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2024	2023
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,641	$1,568
Accounts receivable – net	1,069	1,147
Materials and supplies	277	264
Other current assets	201	292
Total current assets	3,188	3,271

Investments	3,370	3,839
Properties less accumulated depreciation of $13,957 and
$13,265, respectively	35,831	33,326
Other assets	1,293	1,216

Total assets	$43,682	$41,652

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,704	$1,638
Income and other taxes	337	262
Other current liabilities	949	728
Current maturities of long-term debt	555	4
Total current liabilities	3,545	2,632

Long-term debt	16,651	17,175
Other liabilities	1,760	1,839
Deferred income taxes	7,420	7,225

Total liabilities	29,376	28,871

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 226,320,894 and 225,681,254 shares,
respectively, net of treasury shares	228	227
Additional paid-in capital	2,247	2,179
Accumulated other comprehensive loss	(262)	(320)
Retained income	12,093	10,695

Total stockholders’ equity	14,306	12,781

Total liabilities and stockholders’ equity	$43,682	$41,652

See accompanying notes to consolidated financial statements.

K48

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022
	($ in millions)
Cash flows from operating activities
Net income	$2,622	$1,827	$3,270
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,353	1,298	1,221
Deferred income taxes	176	(49)	83
Gains and losses on properties	(490)	(49)	(82)
Changes in assets and liabilities affecting operations:
Accounts receivable	85	(2)	(171)
Materials and supplies	(13)	(11)	(35)
Other current assets	5	(54)	(18)
Current liabilities other than debt	548	435	23
Other – net	(234)	(216)	(69)

Net cash provided by operating activities	4,052	3,179	4,222

Cash flows from investing activities
Property additions	(2,381)	(2,327)	(1,948)
Acquisition of assets of CSR	(1,643)	(22)	—
Property sales and other transactions	558	86	263
Investment purchases	(319)	(124)	(12)
Investment sales and other transactions	1,005	205	94

Net cash used in investing activities	(2,780)	(2,182)	(1,603)

Cash flows from financing activities
Dividends	(1,221)	(1,225)	(1,167)
Common Stock transactions	26	3	(4)
Purchase and retirement of Common Stock	—	(622)	(3,110)
Proceeds from borrowings	1,051	3,293	1,832
Debt repayments	(1,055)	(1,334)	(553)

Net cash provided by (used in) financing activities	(1,199)	115	(3,002)

Net increase (decrease) in cash and cash equivalents	73	1,112	(383)

Cash and cash equivalents
At beginning of year	1,568	456	839

At end of year	$1,641	$1,568	$456

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$764	$653	$619
Income taxes (net of refunds)	305	681	750

See accompanying notes to consolidated financial statements.

K49

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

Comprehensive income:
Net income				3,270	3,270
Other comprehensive income			51		51
Total comprehensive income					3,321
Dividends on Common Stock,
$4.96 per share				(1,167)	(1,167)
Share repurchases	(13)	(108)		(2,989)	(3,110)
Stock-based compensation	1	50		(3)	48

Balance at December 31, 2022	230	2,157	(351)	10,697	12,733

Comprehensive income:
Net income				1,827	1,827
Other comprehensive income			31		31
Total comprehensive income					1,858
Dividends on Common Stock,
$5.40 per share				(1,225)	(1,225)
Share repurchases	(3)	(24)		(600)	(627)
Stock-based compensation		46		(4)	42

Balance at December 31, 2023	227	2,179	(320)	10,695	12,781

Comprehensive income:
Net income				2,622	2,622
Other comprehensive income			58		58
Total comprehensive income					2,680
Dividends on Common Stock,
$5.40 per share				(1,221)	(1,221)
Stock-based compensation	1	68		(3)	66

Balance at December 31, 2024	$228	$2,247	$(262)	$12,093	$14,306

See accompanying notes to consolidated financial statements.

K50

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements. Certain prior year information has been reclassified to conform to current year presentation.

1.  Summary of Significant Accounting Policies

Description of Business and Operating Segments

Norfolk Southern Corporation is a Georgia-based holding company engaged principally in the rail transportation business, operating 19,200 route miles primarily in the Southeast, East, and Midwest. These consolidated financial statements include Norfolk Southern and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is NSR. All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2024): intermodal (25%); agriculture, forest and consumer products (21%); chemicals (18%); metals and construction (14%); coal (13%); and automotive (9%). Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

We manage our company as one reportable operating segment, railway operations, providing rail transportation to customers. We define our operating segment based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker, our chief executive officer, to analyze financial performance and allocate resources. Although we provide and analyze revenues by commodity group, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the nature of our integrated rail network. Financial information and annual operating budgets and forecasts are prepared and reviewed by the chief operating decision maker at a consolidated level, making operational decisions to maximize consolidated financial results. The accounting policies of our railway operations segment are the same as those described in the summary of significant accounting policies herein.

The chief operating decision maker assesses performance for the railway operations segment and decides how to allocate resources based on “Net income” that is reported on the Consolidated Statements of Income. Net income is used to monitor budget versus actual results of the organization. Our consolidated financial results are used in assessing the performance of the segment and in establishing management’s compensation. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total assets.” The chief operating decision maker uses net income generated from our railroad operations in determining capital allocations decisions, such as whether to reinvest profits into the rail network or into other parts of the entity or utilize them for other purposes, including paying dividends or repurchasing Common Stock.

K51

Railway operations segment revenue, expenses, and profit and loss are disclosed below as reviewed and used by the chief operating decision maker. There are no other significant segment items or reconciling items to segment profit.

	2024	2023	2022
	($ in millions)

Railway operating revenues (Note 2)	$12,123	$12,156	$12,745

Railway operating expenses
Compensation and benefits	2,823	2,819	2,621
Purchased services	1,655	1,683	1,565
Equipment rents	393	387	357
Fuel	987	1,170	1,459
Depreciation	1,353	1,298	1,221
Materials	369	364	283
Claims	237	242	270
Other (Note 8)	(273)	226	160
Restructuring and other charges (Note 3)	183	—	—
Eastern Ohio incident (Note 18)	325	1,116	—

Total railway operating expenses	8,052	9,305	7,936

Income from railway operations	4,071	2,851	4,809

Other income – net (Note 4)	65	191	13
Interest expense on debt	807	722	692

Income before income taxes	3,329	2,320	4,130

Income taxes (Note 5)	707	493	860

Net income	$2,622	$1,827	$3,270

Total equity method investments are disclosed in Note 7 “Investments,” and total expenditures for long-lived assets are disclosed as “Property additions” on the Consolidated Statement of Cash Flows.

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

K52

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $8 million and $7 million at December 31, 2024 and 2023, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

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
K53

•review of our operations including expected changes in technology, customer demand, maintenance practices and asset management strategies,
•review of accounting policies and assumptions, and
•industry review and analysis.

The composite depreciation rate for rail in high density corridors is derived based on consideration of annual gross tons as compared to the total or ultimate capacity of rail in these corridors.  Our experience has shown that traffic density is a leading factor in the determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second-hand), and type (curved or straight).

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

A retirement is considered abnormal if it does not occur in the ordinary course of business, if it relates to disposition of a large segment of an asset class, and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements are recognized in income from railway operations.

We review the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.  Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses and information used to assess performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted the ASU on January 1, 2024 and updated our segment disclosures in Note 1.

K54

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. We did not adopt the standard early and are currently evaluating the effect on our financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This update requires an entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. Entities are required to provide disaggregated information about expenses to help investors better understand performance, better assess prospects for future cash flows, and compare performance over time and with that of other entities. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We will not early adopt the standard and are currently evaluating the effect on our financial statements.

2. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2024	2023	2022
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$2,521	$2,530	$2,493
Chemicals	2,123	2,054	2,148
Metals and construction	1,682	1,634	1,652
Automotive	1,144	1,135	1,038
Merchandise	7,470	7,353	7,331
Intermodal	3,042	3,090	3,681
Coal	1,611	1,713	1,733

Total	$12,123	$12,156	$12,745

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at December 31, 2024 and 2023.

We may provide customers ancillary services, such as switching, demurrage, and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 4%, 5%, and 7%, respectively, of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.

Revenues related to interline transportation services that involve another railroad are reported on a net basis. Therefore, the portion of the amount that relates to another party is not reflected in revenues.

K55

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2024	2023
	($ in millions)

Customer	$787	$882
Non-customer	282	265

Accounts receivable – net	$1,069	$1,147

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at December 31, 2024 and 2023.

3.  Restructuring and Other Charges

In 2024, we initiated voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. “Restructuring and other charges” reflects separation payments and other benefits to the impacted management employees and amounted to $69 million. Additionally, we evaluated the impact of these separation programs on our pension and other postretirement benefit plans, as further discussed in Note 13.

During 2024, we made strategic decisions to cease development of certain technology projects that had not been placed into service and which resulted in a write-down of these assets. Additionally, we discontinued the use of our Triple Crown Road Railer assets, and, with a planned disposition of the entire asset class, we incurred expenses to reflect these assets at their net realizable value. As a result, “Restructuring and other charges” includes an additional $79 million of expenses related to these efforts.

In March 2024, we appointed John Orr as Executive Vice President and Chief Operating Officer of the Company. “Restructuring and other charges” in 2024 also includes $35 million of costs related to this appointment, including an agreement with his previous employer, CPKC, that resulted in a $25 million payment and certain commercial considerations to CPKC in exchange for a waiver of his non-compete provisions.

4.  Other Income – Net

	2024	2023	2022
	($ in millions)

Pension and other postretirement benefits (Note 13)	$120	$117	$126
COLI – net	17	65	(77)
Shareholder advisory costs	(59)	—	—
Other	(13)	9	(36)

Total	$65	$191	$13

K56

5.  Income Taxes

	2024	2023	2022
	($ in millions)
Current:
Federal	$445	$437	$645
State	86	105	132
Total current taxes	531	542	777

Deferred:
Federal	198	(27)	206
State	(22)	(22)	(123)
Total deferred taxes	176	(49)	83

Income taxes	$707	$493	$860

During 2024, we recorded a $27 million deferred income tax benefit as a result of a subsidiary restructuring.

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$699	21.0	$487	21.0	$867	21.0
State income taxes, net of federal tax effect	66	2.0	65	2.9	143	3.5
Tax credits	(14)	(0.4)	(27)	(1.2)	(10)	(0.2)
State law changes	(15)	(0.4)	—	—	(136)	(3.3)
Other, net	(29)	(1.0)	(32)	(1.4)	(4)	(0.2)

Income taxes	$707	21.2	$493	21.3	$860	20.8

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

K57

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
	($ in millions)
Deferred tax assets:
Accruals, including casualty and other claims	$289	$360
Compensation and benefits, including postretirement benefits	21	55
Other	157	155
Total gross deferred tax assets	467	570
Less valuation allowance	(42)	(31)
Net deferred tax assets	425	539

Deferred tax liabilities:
Property	(7,397)	(7,218)
Other	(448)	(546)
Total deferred tax liabilities	(7,845)	(7,764)

Deferred income taxes	$(7,420)	$(7,225)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $11 million in 2024, decreased by $10 million in 2023, and decreased by $19 million in 2022.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	($ in millions)

Balance at beginning of year	$55	$22

Additions based on tax positions related to the current year	26	30
Additions for tax positions of prior years	3	9
Reductions for tax positions of prior years	(1)	(1)
Lapse of statutes of limitations	(1)	(5)

Balance at end of year	$82	$55

Included in the balance of unrecognized tax benefits at December 31, 2024 are potential benefits of $66 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
K58

The statute of limitations on Internal Revenue Service examinations has expired for all years prior to 2019. Our consolidated federal income tax returns for 2019 through 2021 are currently being audited by the IRS. We anticipate that the IRS will complete its examination in 2025.  State income tax returns are generally subject to examination for a period of three to four years after the return. In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

6.  Fair Value Measurements

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

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2024 or 2023. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following at December 31:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,206)	$(15,656)	$(17,179)	$(16,631)

K59

7.  Investments

	December 31,
	2024	2023
	($ in millions)
Long-term investments:
Equity method investments:
Conrail	$1,748	$1,656
TTX	1,013	964
Other	423	428
Total equity method investments	3,184	3,048

COLI at net cash surrender value	161	774
Other investments	25	17

Total long-term investments	$3,370	$3,839

We had $605 million of borrowings against our COLI policies outstanding at December 31, 2024, with no amounts outstanding at December 31, 2023, which are included in the “Investment sales and other transactions” line item within investing activities in the Consolidated Statements of Cash Flows. In January 2025, we repaid all amounts that were borrowed against these policies at December 31, 2024.

Investment in Conrail

Through a limited liability company, we and CSX jointly own Conrail, whose primary subsidiary is CRC.  We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests.  We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities. At December 31, 2024, our investment in Conrail exceeds our share of Conrail’s underlying net equity by $469 million.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $198 million in 2024, $164 million in 2023, and $156 million in 2022. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $47 million in each of 2025 through 2028 and $21 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

“Accounts payable” includes $243 million at December 31, 2024, and $198 million at December 31, 2023, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $534 million at December 31, 2024 and 2023, respectively, for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Our equity in Conrail’s earnings, net of amortization, was $89 million for 2024, $70 million for 2023, and $58 million for 2022. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.” Equity in Conrail’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.
K60

Investment in TTX

We and six other North American railroads collectively own TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $295 million, $274 million, and $256 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Our equity in TTX’s earnings partially offsets these costs and totaled $48 million for 2024, $47 million for 2023 and $53 million for 2022. Equity in TTX’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

8.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2024	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$4,125	$—	$4,125	—

Roadway:
Rail and other track material	8,402	(2,098)	6,304	2.44%
Ties	6,450	(1,860)	4,590	3.35%
Ballast	3,339	(1,005)	2,334	2.73%
Construction in process	680	—	680	—
Other roadway	15,038	(4,589)	10,449	2.73%
Total roadway	33,909	(9,552)	24,357

Equipment:
Locomotives	6,242	(2,180)	4,062	3.66%
Freight cars	2,733	(1,021)	1,712	2.45%
Computers and software	1,149	(570)	579	9.88%
Construction in process	236	—	236	—
Other equipment	1,304	(558)	746	4.60%
Total equipment	11,664	(4,329)	7,335

Other property	90	(76)	14	2.48%

Total properties	$49,788	$(13,957)	$35,831

K61

		Accumulated	Net Book	Depreciation
December 31, 2023	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,439	$—	$2,439	—

Roadway:
Rail and other track material	8,011	(2,006)	6,005	2.41%
Ties	6,205	(1,773)	4,432	3.42%
Ballast	3,224	(937)	2,287	2.80%
Construction in process	522	—	522	—
Other roadway	14,663	(4,290)	10,373	2.72%
Total roadway	32,625	(9,006)	23,619

Equipment:
Locomotives	6,091	(2,105)	3,986	3.64%
Freight cars	2,792	(1,037)	1,755	2.42%
Computers and software	1,042	(542)	500	9.36%
Construction in process	271	—	271	—
Other equipment	1,241	(501)	740	4.61%
Total equipment	11,437	(4,185)	7,252

Other property	90	(74)	16	2.48%

Total properties	$46,591	$(13,265)	$33,326

(1)Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

Acquisition of Assets of Cincinnati Southern Railway

On March 15, 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the CSR for $1.7 billion. We previously operated this line subject to an operating lease agreement, which was terminated upon the close of the transaction. Lease expense associated with the prior operating lease agreement totaled $5 million, $26 million, and $25 million in 2024, 2023, and 2022, respectively. The purchase price was allocated to the assets acquired in the transaction. The asset purchase is reflected in “Properties less accumulated depreciation” on the Consolidated Balance Sheet and is distinctly identified in the “Cash flows from investing activities” section of the Consolidated Statement of Cash Flows.

Sales of Railway Lines

On September 5, 2024, we consummated a transaction with the VPRA to sell a railway line (“Manassas Line”) to support the expansion of passenger rail service in the Commonwealth of Virginia. The total purchase price to be paid by the VPRA is $357 million and we received $315 million in cash proceeds at closing. The remainder of the proceeds are expected to be received by the end of 2027. The total gain recognized as a result of the transaction was $323 million. Additionally, the VPRA also agreed to exchange a railway line (“V-Line”) in consideration for the land and above ground assets described as the “Seminary Passage.” This transaction closed in November 2024 and
K62

the gain recognized as a result of the transaction was $53 million.

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

Capitalized Interest

Total interest cost incurred on debt was $833 million, $743 million, and $708 million during 2024, 2023, and 2022, respectively, of which $26 million, $21 million, and $16 million was capitalized during 2024, 2023, and 2022, respectively.

9.  Current Liabilities

	December 31,
	2024	2023
	($ in millions)
Accounts payable:
Accounts and wages payable	$985	$997
Due to Conrail (Note 7)	243	198
Casualty and other claims (Note 18)	216	186
Vacation liability	146	144
Other	114	113

Total	$1,704	$1,638

Other current liabilities:
Current Eastern Ohio incident liability (Note 18)	$585	$346
Interest payable	204	193
Current operating lease liability (Note 11)	81	105
Pension benefit obligations (Note 13)	21	21
Other	58	63

Total	$949	$728

K63

10.  Debt

Debt maturities are presented below:

	December 31,
	2024	2023
	($ in millions)
Notes and debentures, with weighted-average interest rates as of December 31, 2024:
4.08% maturing to 2029	$2,981	$2,981
4.33% maturing 2030 to 2034	2,883	2,883
4.28% maturing 2037 to 2064	10,847	10,847
5.22% maturing 2097 to 2121	1,384	1,384
Finance leases	13	17
Discounts, premiums, and debt issuance costs	(902)	(933)
Total debt	17,206	17,179

Less current maturities and short-term debt	(555)	(4)

Long-term debt excluding current maturities and short-term debt	$16,651	$17,175

Long-term debt maturities subsequent to 2025 are as follows:
2026	$602
2027	621
2028	602
2029	610
2030 and subsequent years	14,216

Total	$16,651

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At December 31, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both December 31, 2024, and December 31, 2023. Our accounts receivable securitization program was supported by $790 million and $903 million in receivables at December 31, 2024 and December 31, 2023, respectively, which are included in “Accounts receivable – net.”

Credit Agreement and Debt Covenants

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2024 or December 31, 2023, and we are in compliance with all of its covenants.

K64

In January 2024, we entered into a term loan credit agreement that established a 364-day, $1.0 billion, unsecured delayed draw term loan facility under which we could borrow for general corporate purposes. The term loan credit agreement provided for borrowing at prevailing rates and included covenants that align with the $800 million credit agreement. The term loan expired undrawn in October 2024.

11.  Leases

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

Our equipment leases have remaining terms of less than 1 year to 7 years and our lines of road and land leases have remaining terms of less than 1 year to 133 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease amounts included on the Consolidated Balance Sheets are as follows:

		December 31,
		2024	2023
		($ in millions)
	Classification
Assets
Right-of-use (ROU) assets	Other assets	$271	$390

Liabilities
Current lease liabilities	Other current liabilities	$81	$105
Non-current lease liabilities	Other liabilities	191	287

Total lease liabilities		$272	$392

The components of total lease expense, primarily included in “Purchased services and rents,” are as follows:

	2024	2023	2022
	($ in millions)

Operating lease expense	$102	$115	$101
Variable lease expense	84	84	55
Short-term lease expense	10	15	18

Total lease expense	$196	$214	$174

K65

In March 2019, we entered into a non-cancellable lease for an office building. In 2021, the construction of the office building was completed, and the lease commenced. The initial lease term is five years with options to renew, purchase, or sell the office building at the end of the lease term. The lease contains a residual value guarantee of up to eighty-three percent of the total construction cost of $499 million.

Other information related to operating leases is as follows:

	December 31,
	2024	2023

Weighted-average remaining lease term (years) on operating leases	6.64	6.12

Weighted-average discount rates on operating leases	3.96%	3.78%

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

During 2024 and 2023, respectively, ROU assets obtained in exchange for new operating lease liabilities were $21 million and $65 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $102 million and $117 million in 2024 and 2023, respectively, and is included in operating cash flows.

Future minimum lease payments under non-cancellable operating leases are as follows:

December 31, 2024
($ in millions)

2025	$89
2026	69
2027	47
2028	35
2029	27
2030 and subsequent years	47
Total lease payments	314
Less: Interest	42

Present value of lease liabilities	$272

K66

December 31, 2023
($ in millions)

2024	$116
2025	105
2026	85
2027	42
2028	30
2029 and subsequent years	66
Total lease payments	444
Less: Interest	52

Present value of lease liabilities	$392

12.  Other Liabilities

	December 31,
	2024	2023
	($ in millions)

Long-term advances from Conrail (Note 7)	$534	$534
Net pension obligations (Note 13)	252	279
Casualty and other claims (Note 18)	229	221
Non-current operating lease liability (Note 11)	191	287
Net other postretirement benefit obligations (Note 13)	133	172
Non-current Eastern Ohio incident liability (Note 18)	103	118
Deferred compensation	90	80
Other	228	148

Total	$1,760	$1,839

13.  Pensions and Other Postretirement Benefits

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

K67

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,151	$2,051	$310	$326
Service cost	26	25	4	4
Interest cost	107	108	15	17
Actuarial (gains) losses	(91)	122	(21)	1
Plan amendments	—	—	—	(5)
Benefits paid	(155)	(155)	(32)	(33)
Curtailment	—	—	2	—
Benefit obligation at end of year	2,038	2,151	278	310

Change in plan assets:
Fair value of plan assets at beginning of year	2,503	2,260	138	122
Actual return on plan assets	181	375	21	21
Employer contributions	22	23	18	28
Benefits paid	(155)	(155)	(32)	(33)
Fair value of plan assets at end of year	2,551	2,503	145	138

Funded status at end of year	$513	$352	$(133)	$(172)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$786	$652	$—	$—
Other current liabilities	(21)	(21)	—	—
Other liabilities	(252)	(279)	(133)	(172)

Net amount recognized	$513	$352	$(133)	$(172)

Amounts included in accumulated other comprehensive
loss (before tax):
Net (gain) loss	$488	$574	$(56)	$(28)
Prior service benefit	(4)	(5)	(113)	(156)

Our accumulated benefit obligation for our defined benefit pension plans is $1.9 billion and $2.0 billion at December 31, 2024 and 2023, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $273 million and $300 million at December 31, 2024 and 2023, respectively, and had accumulated benefit obligations of $256 million and $273 million at December 31, 2024 and 2023, respectively.

K68

Pension and Other Postretirement Benefit Cost Components

	2024	2023	2022
	($ in millions)

Pension benefits:
Service cost	$26	$25	$40
Interest cost	107	108	67
Expected return on plan assets	(203)	(208)	(213)
Amortization of net losses	17	4	49
Amortization of prior service benefit	(1)	(1)	—

Net benefit	$(54)	$(72)	$(57)

Other postretirement benefits:
Service cost	$4	$4	$6
Interest cost	15	17	9
Expected return on plan assets	(11)	(11)	(13)
Amortization of net gains	(1)	—	—
Amortization of prior service benefit	(23)	(26)	(25)
Curtailment gain	(20)	—	—

Net benefit	$(36)	$(16)	$(23)

The service cost component of defined benefit pension cost and other postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

During 2024, we commenced voluntary and involuntary separation programs to reduce our nonagreement workforce. Through these programs, approximately 350 employees were separated from service by May 2024. In accordance with FASB ASC Topic 715, “Compensation-Retirement Benefits,” we evaluated whether a curtailment of our pension and other postretirement benefit plans had occurred. While the reduction in our workforce did not result in a curtailment to our pension benefit plans, a curtailment to our other postretirement benefit plan did occur as the future years of service of plan participants were reduced in excess of 10%. As a result, we recognized a curtailment gain of $20 million in 2024 for the impacted portion of the prior service benefit previously recorded within accumulated other comprehensive loss.

K69

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2024
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net gains arising during the year	$(69)	$(31)
Amortization of net gains (losses)	(17)	1
Amortization of prior service benefit	1	23
Prior service benefit due to curtailment	—	20
Effect of curtailment	—	2

Total recognized in other comprehensive income	$(85)	$15

Total recognized in net periodic cost and other comprehensive income	$(139)	$(21)

Net gains arising during the year for both pension benefits and other postretirement benefits were due primarily to an increase in discount rates, in addition to higher actual returns on plan assets for our other postretirement benefit plan assets.

The estimated net losses and prior service credits for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $22 million.  The estimated prior service benefit and net gains for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $24 million.

K70

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2024	2023	2022
Pension funded status:
Discount rate	5.73%	5.23%	5.56%
Future salary increases	4.44%	4.44%	4.44%
Other postretirement benefits funded status:
Discount rate	5.52%	5.11%	5.45%
Pension cost:
Discount rate - service cost	5.41%	5.75%	3.25%
Discount rate - interest cost	5.10%	5.40%	2.45%
Return on assets in plans	8.00%	8.00%	8.00%
Future salary increases	4.44%	4.44%	4.44%
Other postretirement benefits cost:
Discount rate - service cost	5.81%	5.56%	3.01%
Discount rate - interest cost	5.58%	5.23%	2.13%
Return on assets in plans	7.75%	7.75%	7.75%
Health care trend rate	6.50%	7.00%	6.50%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2024, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.5% for 2025.  We assume the rate will ratably decrease to an ultimate rate of 5.0% for 2031 and remain at that level thereafter.

Asset Management

Twelve investment firms manage our defined benefit pension plan’s assets under investment guidelines approved by our Benefits Investment Committee that is composed of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  Fixed income investments must consist predominantly of securities rated investment grade or higher. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).

K71

Our pension plan’s weighted-average asset allocations, by asset category, were as follows:

	Percentage of Plan Assets at December 31,
	2024	2023

Domestic equity securities	52%	50%
Debt securities	25%	24%
International equity securities	22%	24%
Cash and cash equivalents	1%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2024 of 65% in equity securities and 35% in debt securities compared with 66% in equity securities and 34% in debt securities at December 31, 2023.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2025, we assume an 8.00% return on pension plan assets.

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

K72

The following table sets forth the pension plan’s assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2024 or 2023.

	December 31, 2024
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,054	$—	$1,054
Common collective trusts:
International equity securities	—	362	362
Debt securities	—	637	637
Domestic equity securities	—	346	346
Fixed income securities:
Government and agencies securities	—	4	4
Commingled funds	—	123	123
Cash and cash equivalents	25	—	25

Total investments	$1,079	$1,472	$2,551

	December 31, 2023
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,192	$—	$1,192
Common collective trusts:
International equity securities	—	371	371
Debt securities	—	310	310
Domestic equity securities	—	166	166
Fixed income securities:
Government and agencies securities	—	170	170
Corporate bonds	—	93	93
Mortgage and other asset-backed securities	—	32	32
Commingled funds	—	122	122
Cash and cash equivalents	47	—	47

Total investments	$1,239	$1,264	$2,503

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $145 million and $138 million at December 31, 2024 and 2023, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

K73

Contributions and Estimated Future Benefit Payments

In 2025, we expect to contribute approximately $21 million to our unfunded pension plans for payments to pensioners and approximately $30 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2025.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2025	$153	$30
2026	152	29
2027	150	27
2028	149	26
2029	148	25
Years 2030 – 2034	738	119

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible craft employees.  Premiums under this plan are expensed as incurred and totaled $9 million, $11 million, and $13 million in 2024, 2023, and 2022, respectively.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, totaled $25 million in both 2024 and 2023, and $22 million in 2022.

14.  Stock-Based Compensation

Under the stockholder-approved LTIP, the Human Capital Management and Compensation Committee (Committee), which is made up of nonemployee members of the Board, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 7,438,613 remain available for future grants as of December 31, 2024.

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
K74

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

The Committee granted stock options, RSUs, and PSUs pursuant to the LTIP for the last three years as follows:

	2024		2023		2022
	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value
Stock options	107,620	$77.38	69,580	$77.60	140,080	$61.32
RSUs	280,111	238.28	214,936	230.12	180,306	265.21
PSUs	64,990	258.60	59,200	236.16	58,945	272.22

Recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to December 31st will forfeit a portion of awards received in the current year. Receipt of certain LTIP awards is contingent on the recipient having executed a non-compete agreement with the company. Forfeitures are recognized as they occur.

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

	2024	2023	2022
	($ in millions)

Stock-based compensation expense	$40	$40	$53
Total tax benefit	11	15	27

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

For all years prior to 2024, options granted under the LTIP and the TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee’s retirement or death. Beginning in 2024, a prorated portion of the total LTIP award will vest on the first anniversary of the grant date continuing annually through the fourth anniversary of the grant date.

The fair value of each option awarded was measured on the date of grant using the Black-Scholes valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. Historical exercise data is used to estimate the average expected option term. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP
K75

options during the vesting period.  For 2024, 2023, and 2022, a dividend yield of 2.25%, 2.24%, and 1.85%, respectively, was used for the vested period during the remaining expected option term for LTIP options.

The assumptions for the LTIP grants for the last three years are shown in the following table:

	2024	2023	2022

Average expected volatility	28%	27%	27%
Average risk-free interest rate	3.93%	3.54%	1.80%
Average expected option term	6.7 years	7.0 years	6.5 years

A summary of changes in stock options is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding at December 31, 2023	743,397	$155.17
Granted	107,620	242.06
Exercised	(348,533)	120.95
Forfeited	(129,820)	250.29

Outstanding at December 31, 2024	372,664	179.14

The aggregate intrinsic value of options outstanding at December 31, 2024 was $25 million with a weighted-average remaining contractual term of 4.5 years.  Of these options outstanding, 247,725 were exercisable and had an aggregate intrinsic value of $25 million with a weighted-average exercise price of $141.19 and a weighted-average remaining contractual term of 2.7 years.

The following table provides information related to options exercised for the last three years:

	2024	2023	2022
	($ in millions)

Options exercised	348,533	206,016	307,660
Total intrinsic value	$46	$27	$54
Cash received upon exercise	41	19	25
Related tax benefits realized	8	6	12

At December 31, 2024, total unrecognized compensation related to options granted under the LTIP was $3 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

K76

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

	2024	2023	2022
	($ in millions)

RSUs vested	171,620	157,417	249,138
Common Stock issued net of tax withholding	118,365	110,069	175,781
Related tax benefits realized	$1	$1	$5

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2023	433,858	$239.21
Granted	280,111	238.28
Vested	(171,620)	234.80
Forfeited	(73,480)	235.84

Nonvested at December 31, 2024	468,869	240.80

At December 31, 2024, total unrecognized compensation related to RSUs was $52 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

	2024	2023	2022
	($ in millions)

PSUs earned	41,580	58,599	86,420
Common Stock issued net of tax withholding	26,056	40,255	54,651
Related tax benefits realized	$—	$—	$1

K77

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2023	136,709	$247.28
Granted	64,990	258.60
Earned	(41,580)	240.64
Forfeited	(85,095)	251.40

Balance at December 31, 2024	75,024	256.08

At December 31, 2024, total unrecognized compensation related to PSUs granted under the LTIP was $2 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2024	2023	2022
Available for future grants:
LTIP	7,438,613	7,731,573	8,238,993
TSOP	437,746	436,571	436,402
Issued:
LTIP	444,189	315,700	503,090
TSOP	48,765	40,640	35,002

K78

15. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2024 and 2023 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2024

Pensions and other postretirement liabilities	$(292)	$74	$(22)	$(240)
Other comprehensive income of equity investees	(28)	6	—	(22)

Accumulated other comprehensive loss	$(320)	$80	$(22)	$(262)

Year ended December 31, 2023

Pensions and other postretirement liabilities	$(319)	$44	$(17)	$(292)
Other comprehensive income of equity investees	(32)	4	—	(28)

Accumulated other comprehensive loss	$(351)	$48	$(17)	$(320)

K79

Other Comprehensive Income

“Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2024
Net gain arising during the year:
Pensions and other postretirement benefits	$98	$(24)	$74
Reclassification adjustments for costs included in net income	(28)	6	(22)

Subtotal	70	(18)	52

Other comprehensive income of equity investees	7	(1)	6

Other comprehensive income	$77	$(19)	$58

Year ended December 31, 2023
Net gain arising during the year:
Pensions and other postretirement benefits	$59	$(15)	$44
Reclassification adjustments for costs included in net income	(23)	6	(17)

Subtotal	36	(9)	27

Other comprehensive income of equity investees	4	—	4

Other comprehensive income	$40	$(9)	$31

Year ended December 31, 2022
Net gain arising during the year:
Pensions and other postretirement benefits	$27	$(7)	$20
Reclassification adjustments for costs included in net income	24	(7)	17

Subtotal	51	(14)	37

Other comprehensive income of equity investees	17	(3)	14

Other comprehensive income	$68	$(17)	$51

K80

16.  Stock Repurchase Programs

We did not repurchase any shares of Common Stock under our stock repurchase program in 2024, while we repurchased and retired 2.8 million and 12.6 million shares of Common Stock under our stock repurchase programs in 2023 and 2022, respectively, at a cost of $627 million and $3.1 billion, respectively, inclusive of excise taxes.

On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of
Common Stock beginning April 1, 2022. As of December 31, 2024, $6.9 billion remains authorized for repurchase. Our previous share repurchase program terminated on March 31, 2022.

17.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2024	2023	2022	2024	2023	2022
	($ in millions except per share amounts, shares in millions)

Net income	$2,622	$1,827	$3,270	$2,622	$1,827	$3,270
Dividend equivalent payments	(3)	(3)	(2)	(2)	(3)	(1)

Income available to common stockholders	$2,619	$1,824	$3,268	$2,620	$1,824	$3,269

Weighted-average shares outstanding	226.1	226.9	234.8	226.1	226.9	234.8
Dilutive effect of outstanding options
and share-settled awards				0.3	0.5	0.8
Adjusted weighted-average shares outstanding				226.4	227.4	235.6

Earnings per share	$11.58	$8.04	$13.92	$11.57	$8.02	$13.88

In each year, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million for the years ended December 31, 2024, 2023, and 2022.

18.  Commitments and Contingencies

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
K81

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

In response to the Incident, we have been working to clean the site safely and thoroughly, including those activities described in the Environmental Matters section below with respect to potentially impacted air, soil, and water and to monitor for any impact on public health and the environment. We are working with federal, state, and local officials to mitigate impacts from the Incident, including, among other efforts, conducting environmental monitoring and clean-up activities (as more fully described below), and operating a field office to provide support to members of East Palestine and the surrounding communities.

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss related to the Incident with certainty, we have accrued amounts for probable and reasonably estimable liabilities for those environmental and non-environmental matters described below. Certain costs incurred thus far and related to the Incident may be recoverable under our insurance policies in effect at the date of the Incident or from third parties. For additional information about our insurance coverage, see “Insurance” below. Any additional amounts recoverable under our insurance policies or from third parties will be reflected in future periods when recovery is considered probable.

Amounts recorded related to the Incident, including outstanding liabilities at the end of each year, are summarized in the table below. Our current estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings are discussed in further detail below.

	Environmental Matters	Legal Contingencies and Other	Total	Insurance Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2022	$—	$—	$—	$—	$—
Expense/(Recoveries)	836	381	1,217	(101)	1,116
(Payments)/Receipts	(517)	(236)	(753)	101	(652)
At December 31, 2023	$319	$145	$464	$—	$464
Expense/(Recoveries)	190	785	975	(650)	325
(Payments)/Receipts	(265)	(486)	(751)	632	(119)
At December 31, 2024	$244	$444	$688	$(18)	$670

At December 31, 2024 and December 31, 2023, we have also recorded a deferred tax asset (Note 5) of $211 million and $249 million, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, some of which have concluded and some which are continuing, including but not limited to, excavating and disposing of potentially affected soil (based on
K82

sampling results), air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, and capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities. The EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the EPA our Notice of Intent to Comply with the UAO. We continue to conduct environmental assessment and remediation activities pursuant to the UAO and the directives issued thereunder, including sampling and excavating soil (if needed based on sampling results) at the affected site, including areas beneath our tracks. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA Order), requiring preparation of additional environmental work plans to address local waterways. We timely submitted our Notice of Intent to Comply with the CWA Order and continue to complete environmental assessment and remediation as required by the EPA, as well as state agencies, in compliance with the CWA Order. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. DOJ filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the CWA and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and discovery is ongoing in the Ohio AG case. On June 30, 2023, we filed third-party claims against certain railcar defendants and shippers involved in the Incident. The Court dismissed the third party claims on March 6, 2024, and on March 26, 2024, we filed a motion requesting the Court to enter partial final judgment as to the third party claims. On May 23, 2024, DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. As proposed, the Consent Decree will require the Company to pay for the federal government’s oversight costs of $57 million through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. The proposed Consent Decree also requires the Company to pay a civil penalty of $15 million for alleged violations of the CWA. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The proposed Consent Decree was subject to a mandatory public comment period, which ended on August 2, 2024, and DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree. The Ohio AG did not join this settlement and its claims remain outstanding and are proceeding.

In accordance with FASB ASC 410-30 “Environmental Liabilities,” we have recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the EPA and the Ohio EPA), and other related costs, including those in connection with the proposed DOJ Consent Decree (including civil penalties related to alleged violations of the CWA). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities (including those resulting from soil, water, and sediment remediation activities that are currently being, and will continue to be, conducted at the site), and the extent and duration of governmental oversight, amongst other factors. As
K83

clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. On July 12, 2023, we filed a third-party complaint bringing in multiple parties involved in the Incident. Fact discovery ended on February 5, 2024. The Court denied in part and granted in part all motions to dismiss, as to the plaintiffs’ case and as to our third-party complaint, on March 13, 2024. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million. The settlement agreement resolves all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. The settlement agreement does not resolve, and expressly preserves, our third-party claims in the third-party complaint. The district court granted final approval of the settlement on September 27, 2024, which was subsequently appealed. We made a partial payment of the settlement in 2024, in the amount of $315 million. Payment of the remaining balance, including timing, is dependent upon resolution of any appeals to the settlement.

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

In accordance with FASB ASC 450, “Contingencies,” as of December 31, 2024 and December 31, 2023, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $369 million and $82 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

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
K84

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

•We are also named as a defendant in various other Incident-related lawsuits involving other potentially affected third parties, some of which were filed on or around February 3, 2025. We are continuing to assess the claims and any potential impact on the Company.

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

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the NTSB, the FRA, the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all pending inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA Safety Assessment (defined and described below), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our accruals for probable and reasonably estimable liabilities related to the Incident do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

K85

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB concluded its investigation and adopted a final investigative report on June 25, 2024, then issued the final public report on July 12, 2024. The NTSB found that the probable cause of the derailment was the failure of a bearing which overheated and caused the axle to separate, derailing the train and leading to a post-derailment fire. The NTSB issued over 30 recommendations, of which four were issued to Norfolk Southern. The NTSB continues to work on a safety culture investigation, and a report on this part of the investigation is expected to be issued in the spring of 2025.

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

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. We intend to vigorously defend the cases and we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final resolution of the litigation will not be material. At this time, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

K86

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
K87

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $65 million at December 31, 2024, and $60 million at December 31, 2023, of which $15 million is classified as a current liability at the end of both periods.  At December 31, 2024, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 74 known locations and projects compared with 81 locations and projects at December 31, 2023. At December 31, 2024, twenty sites accounted for $56 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the RLA, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the RLA are completed. Moratorium provisions in the labor agreements govern
K88

when the railroads and unions may propose changes to the agreements. We largely bargain nationally in concert with other major railroads, represented by the NCCC.

Under current moratorium provisions, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. In the months prior to the opening of the current national bargaining round, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with ten of our thirteen unions. A majority of those tentative agreements were subsequently ratified by union membership and became effective January 1, 2025, foreclosing the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

For those unions with whom we have not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Even if the parties are unable to reach voluntary agreement during this first phase of RLA bargaining, self-help (e.g., a strike or other work stoppage) related to this collective-bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. Our current liability insurance provides limits for approximately 83% of covered losses above $75 million and below $734 million per occurrence and/or policy year. Above $800 million per occurrence and/or policy year, we maintain approximately $43 million additional liability insurance limits for certain types of pollution releases. We also purchase insurance for property damage to property owned by us or in our care, custody, or control. Our current property insurance provides limits for approximately 82% of covered losses above $75 million and below $275 million per occurrence and/or policy year. With respect to the Incident, our insurance in effect at such time provided coverage above $75 million and below $800 million (or up to $1.1 billion for specified types of pollution releases) per occurrence and/or policy year, and with respect to property owned by us or in our care, custody, or control, our insurance covered approximately 82% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

Insurance coverage with respect to the Incident is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties. Some (re)insurers have questioned certain payments we have made, for example, as part of our effort to respond to mitigate and compensate for the impact to the community and affected residents and businesses. We are pursuing coverage with respect to the Incident, and we have recognized $650 million and $101 million in insurance recoveries in 2024 and 2023, respectively, principally from excess liability (re)insurers. At December 31, 2024, $18 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets while no amounts were outstanding at December 31, 2023.

With the exception of amounts that have been recognized, potential recoveries under our insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims). In addition, no amounts have been recorded related to potential recoveries from other third parties, which may reduce amounts payable by our insurers under our applicable insurance coverage.

Purchase Commitments

At December 31, 2024, we had outstanding purchase commitments totaling $1.2 billion through 2053 for locomotive modernizations, long-term technology support and development contracts, track material, and vehicles.

K89

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
K90

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2024.  Based on such evaluation, our officers have concluded that, at December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an opinion on our internal control over financial reporting at December 31, 2024.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

K91

Item 9B.  Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
K92

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K93

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2024)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	929,041	(3)	$194.78	(5)	7,438,613

Equity compensation plans
not approved by securities holders	59,266	(4)	96.39		437,746	(6)

Total	988,307				7,876,359

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs, and PSUs granted under LTIP that will be settled in shares of Common Stock.
(4)TSOP.
(5)Calculated without regard to 615,643 outstanding RSUs and PSUs at December 31, 2024.
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

K94

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2024 PSU awards, corporate performance will be based directly on return on average capital invested, with total return to stockholders and revenue growth serving as modifiers, and will be settled in shares of Common Stock.

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

K95

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor Firm ID: 185.

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K96

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K42
		Report of Independent Registered Public Accounting Firm	K43
		Consolidated Statements of Income, Years ended December 31, 2024, 2023, and 2022	K46
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2024, 2023, and 2022	K47
		Consolidated Balance Sheets at December 31, 2024 and 2023	K48
		Consolidated Statements of Cash Flows, Years ended December 31, 2024, 2023, and 2022	K49
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2024, 2023, and 2022	K50
		Notes to Consolidated Financial Statements	K51

	2.	Financial Statement Schedules:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	K109

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

(ii)		The Bylaws of Norfolk Southern Corporation, as amended July 25, 2023, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 27, 2023. (SEC File No. 001-08339)

K97

4	Instruments Defining the Rights of Security Holders, Including Indentures:

(a)	Indenture, dated as of January 15, 1991, from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Registration Statement on Form S-3 (SEC File No. 33-38595)

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

K98

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
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019 (SEC File No. 001-08339)

(bb)
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

K99

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
Ninth Supplemental Indenture, dated June 13, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 15, 2022. (SEC File No. 001-08339)

(jj)
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

K100

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

K101

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
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended effective March 27, 2018, November 17, 2020, November 17, 2023, and April 2, 2024 is incorporated by reference to Exhibit 10.4 to Norfolk Southern Corporation's 10-Q filed on April 24, 2024. (SEC File No. 001-08339)

(s)*
The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2015, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2017. (SEC File No. 001-08339)

(t)*
Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, as amended and restated effective as of December 31, 2023 is incorporated by reference to Exhibit 10(t) to Norfolk Southern Corporation's Form 10-K filed on February 5, 2024. (SEC File No. 001-08339)

(u)*
The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007. (SEC File No. 001-08339)

(v)*
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
The Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016, November 29, 2016, November 28, 2017, November 27, 2018, and November 19, 2019, November 17, 2023, and December 20, 2023 is incorporated by reference to Exhibit 10(x) to Norfolk Southern Corporation's Form 10-K filed on February 5, 2024. (SEC File No. 001-08339)

(y)
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
Amendment No.3 dated as of May 24, 2024, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021 is incorporated by reference to Exhibit 10.1 of Norfolk Southern Corporation's Form 10-Q on July 26, 2024. (SEC File No. 001-8339)

(cc)
Commitment Termination Date Extension Request effective as of May 26, 2023 to the Amended and Restated Transfer and Administrative Agreement dated as of May 28, 2021 is incorporated by reference to Exhibit 10.2 on the Registrant’s Form 10-Q filed on July 27, 2023. (SEC File No. 001-08339)

K102

(dd)
Asset Purchase and Sale Agreement dated November 21, 2022, by and among the Registrant as purchaser, the Cincinnati, New Orleans and Texas Pacific Railway Company, and the Board of Trustees of the Cincinnati Southern Railway as seller is incorporated by reference to Exhibit 2.1 on Norfolk Southern Corporation’s Form 8-K filed on November 21, 2022. (SEC File No. 001-08339)

(ee)
First Amended and Restated Asset Purchase and Sale Agreement dated as of June 28, 2023 between Board of Trustees of the Cincinnati Southern Railway, Norfolk Southern Railway Company and The Cincinnati, New Orleans and Texas Pacific Railway Company is incorporated by reference to Exhibit 10.3 on the Registrant’s Form 10-Q filed on July 27, 2023. (SEC File No. 001-08339)

(ff)*
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective December 1, 2019, is incorporated by referenced to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(gg)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2019, is incorporated by reference to Exhibit 10(ww) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

(hh)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for Restricted Stock Units and deferral election form as approved by the Human Capital Management and Compensation Committee on November 18, 2021, is incorporated by reference to Exhibit 10(cc) to Norfolk Southern Corporation's Form 10-K filed on February 4, 2022. (SEC File No. 001-08339)

(ii)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Non-Qualified Stock Options approved by the Human Capital Management and Compensation Committee on January 28, 2025.

(jj)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Restricted Stock Units approved by the Human Capital Management and Compensation Committee on January 28, 2025.

(kk)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Performance Share Units approved by the Human Capital Management and Compensation Committee on January 28, 2025.

(ll)*
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who entered into a change in control agreement after 2015 is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339)

(mm)
Amended and Restated Credit Agreement dated as of January 26, 2024, establishing a 5-year, $800 million unsecured revolving credit facility of the Registrant, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 26, 2024. (SEC File No. 001-08339)

(nn)*
Amended and Restated Offer Letter for Mark R. George, dated September 11, 2024, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 12, 2024. (SEC File No. 001-08339)

(oo)*	Offer Letter for John Orr dated March 18, 2024 is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 10-Q filed on April 24, 2024. (SEC File No. 001-08339)

(pp)*	Retention Agreement for Ann A. Adams dated January 29, 2024 is incorporated by reference to Exhibit 10.3 to Norfolk Southern Corporation's Form 10-Q filed on April 24, 2024. (SEC File No. 001-08339)

(qq)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Performance-Based Restricted Stock Units is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(rr)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Restricted Stock Units is incorporated by reference to Exhibit 99.3 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

K103

(ss)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(tt)
A Lease Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (SEC File No. 001-08339)

(uu)
A Participation Agreement, dated March 1, 2019, between NSRC, BA Leasing BSC, LLC, Bank of America, N.A. as Administrative Agent, and each of the Rent Assignees listed on Schedule II thereto. This Agreement is incorporated by reference herein to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (SEC File No. 001-08339)

(vv)
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation. This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (SEC File No. 001-08339)

(ww)
Consent and First Omnibus Amendment dated May 14, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule). (SEC File No. 001-08339)

(xx)
Consent and Second Omnibus Amendment dated September 10, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule). (SEC File No. 001-08339)

(yy)
Third Omnibus Amendment Agreement dated January 23, 2023 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on April 26, 2023. (SEC File No. 001-08339)

(zz)
Fourth Omnibus Amendment Agreement dated February 28, 2024 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on April 24, 2024. (SEC File No. 001-08339)

(aaa)*
Norfolk Southern Executive Severance Plan as adopted on May 14, 2020, and as amended July 28, 2020, and November 17, 2022, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on November 21, 2022. (SEC File No. 001-08339)

(bbb)
Cooperation Agreement dated November 13, 2024, by and among Norfolk Southern Corporation, Ancora Catalyst Institutional LP and certain of its affiliates is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on November 14, 2024. (SEC File No. 001-08339)

19 **	Norfolk Southern Corporation Insider Trading policies and procedures.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-14(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-14(a) CFO Certification.

32**	Section 1350 Certifications.

97*
Norfolk Southern Corporation Incentive-Based Compensation Recovery Policy as adopted by Human Capital Management and Compensation Committee on November 17, 2023 is incorporated by reference to Exhibit 97 to Norfolk Southern Corporation's Form 10-K filed on February 5, 2024. (SEC File No. 001-08339)

K104

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2024, 2023, and 2022; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2024, 2023, and 2022; and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2024 Form 10-K posted on our website at www.norfolksouthern.com under “Investors” “Financial Reports” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation 650 West Peachtree Street NW Atlanta, Georgia 30308-1925
K105

Item 16.  Form 10-K Summary

Not applicable.

K106

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes Jason M. Morris and Jason A. Zampi, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints Jason M. Morris and Jason A. Zampi, or any one of them, as attorneys-in-fact to sign on her or his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of February, 2025.

/s/ Mark R. George
By:	Mark R. George
(President and Chief Executive Officer)

K107

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of February, 2025, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Mark R. George (Mark R. George)	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Zampi (Jason A. Zampi)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Claiborne L. Moore (Claiborne L. Moore)	Vice President and Controller (Principal Accounting Officer)

/s/ Claude Mongeau (Claude Mongeau)	Independent Chair and Director

/s/ Richard H. Anderson (Richard H. Anderson)	Director

/s/ William Clyburn, Jr. (William Clyburn, Jr.)	Director

/s/ Philip S. Davidson (Philip S. Davidson)	Director

/s/ Francesca A. DeBiase (Francesca A. DeBiase)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ Sameh Fahmy (Sameh Fahmy)	Director

/s/ Mary Kathryn Heitkamp (Mary Kathryn Heitkamp)	Director

/s/ John C. Huffard, Jr. (John C. Huffard, Jr.)	Director

/s/ Christopher T. Jones (Christopher T. Jones)	Director

/s/ Thomas C. Kelleher (Thomas C. Kelleher)	Director

/s/ Gilbert H. Lamphere (Gilbert H. Lamphere)	Director

/s/ Lori J. Ryerkerk (Lori J. Ryerkerk)	Director

K108

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2024, 2023, and 2022
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2024
Current portion of casualty and
other claims included in
accounts payable	$186	$72		$109	(2)	$(151)	(3)	$216
Casualty and other claims
included in other liabilities	221	152	(1)	—		(144)	(4)	229

Year ended December 31, 2023
Current portion of casualty and
other claims included in
accounts payable	$170	$51		$84	(2)	$(119)	(3)	$186
Casualty and other claims
included in other liabilities	218	153	(1)	—		(150)	(4)	221

Year ended December 31, 2022
Current portion of casualty and
other claims included in
accounts payable	$166	$43		$88	(2)	$127	(3)	$170
Casualty and other claims
included in other liabilities	170	147	(1)	—		99	(4)	218

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from accounts payable.
(4)Payments and reclassifications to/from other liabilities.

K109