Form 10-Q
period 2025-03-31
NORFOLK SOUTHERN CORP
filed 2025-04-23
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock ($1.00 par value per share)	225,443,501	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2025	2024
	($ in millions, except per share amounts)

Railway operating revenues	$2,993	$3,004

Railway operating expenses
Compensation and benefits	739	736
Purchased services and rents	498	528
Fuel	244	284
Depreciation	346	337
Materials and other	205	215
Restructuring and other charges	—	99
Eastern Ohio incident	(185)	592

Total railway operating expenses	1,847	2,791

Income from railway operations	1,146	213

Other income – net	31	18
Interest expense on debt	199	201

Income before income taxes	978	30

Income taxes	228	(23)

Net income	$750	$53

Earnings per share
Basic	$3.31	$0.23
Diluted	3.31	0.23

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2025	2024
	($ in millions)

Net income	$750	$53
Other comprehensive income (loss), before tax:
Pension and other postretirement expense	—	(2)
Other comprehensive income of equity investees	1	—

Other comprehensive income (loss), before tax	1	(2)
Income tax benefit related to items of other
comprehensive income	—	—

Other comprehensive income (loss), net of tax	1	(2)

Total comprehensive income	$751	$51

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,006	$1,641
Accounts receivable – net	1,231	1,069
Materials and supplies	273	277
Other current assets	191	201
Total current assets	2,701	3,188

Investments	4,003	3,370
Properties less accumulated depreciation of $14,188
and $13,957, respectively	35,803	35,831
Other assets	1,293	1,293

Total assets	$43,800	$43,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,445	$1,704
Income and other taxes	490	337
Other current liabilities	960	949
Current maturities of long-term debt	555	555
Total current liabilities	3,450	3,545

Long-term debt	16,660	16,651
Other liabilities	1,702	1,760
Deferred income taxes	7,477	7,420

Total liabilities	29,289	29,376

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 225,443,501 and 226,320,894 shares,
respectively, net of treasury shares	227	228
Additional paid-in capital	2,249	2,247
Accumulated other comprehensive loss	(261)	(262)
Retained income	12,296	12,093

Total stockholders’ equity	14,511	14,306

Total liabilities and stockholders’ equity	$43,800	$43,682

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2025	2024
	($ in millions)
Cash flows from operating activities
Net income	$750	$53
Reconciliation of net income to net cash provided by operating activities:
Depreciation	346	337
Deferred income taxes	57	(26)
Gains and losses on properties	(23)	(1)
Changes in assets and liabilities affecting operations:
Accounts receivable	(165)	(51)
Materials and supplies	4	(6)
Other current assets	31	33
Current liabilities other than debt	22	560
Other – net	(72)	(60)

Net cash provided by operating activities	950	839

Cash flows from investing activities
Property additions	(449)	(557)
Acquisition of assets of CSR	—	(1,642)
Property sales and other transactions	18	32
Investment purchases	(609)	(1)
Investment sales and other transactions	19	324

Net cash used in investing activities	(1,021)	(1,844)

Cash flows from financing activities
Dividends	(306)	(305)
Common stock transactions	(9)	(6)
Purchase and retirement of common stock	(248)	—
Proceeds from borrowings	—	400
Debt repayments	(1)	—

Net cash provided by (used in) financing activities	(564)	89

Net decrease in cash and cash equivalents	(635)	(916)

Cash and cash equivalents
At beginning of year	1,641	1,568

At end of period	$1,006	$652

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$192	$182
Income taxes (net of refunds)	1	(2)

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2024	$228	$2,247	$(262)	$12,093	$14,306

Comprehensive income:
Net income				750	750
Other comprehensive income			1		1
Total comprehensive income					751
Dividends on common stock,
$1.35 per share				(306)	(306)
Share repurchases	(1)	(9)		(240)	(250)
Stock-based compensation		11		(1)	10

Balance at March 31, 2025	$227	$2,249	$(261)	$12,296	$14,511

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2023	$227	$2,179	$(320)	$10,695	$12,781

Comprehensive income:
Net income				53	53
Other comprehensive loss			(2)		(2)
Total comprehensive income					51
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		9			9

Balance at March 31, 2024	$227	$2,188	$(322)	$10,443	$12,536

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2025 and December 31, 2024, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2025 and 2024, and our cash flows for the first three months of 2025 and 2024 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Segment Reporting

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires additional reportable segment disclosures related to significant segment expenses and information used to assess performance. We adopted the provisions of this standard and updated our segment disclosures herein.

We manage our company as one reportable operating segment, railway operations, providing rail transportation to customers. Although we provide and analyze revenues by commodity group, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the nature of our integrated rail network.

The chief operating decision maker assesses performance for the railway operations segment and decides how to allocate resources based on “Net income” that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total assets.” Total expenditures for long-lived assets are disclosed as “Property additions” on the Consolidated Statement of Cash Flows.

Railway operations segment revenues, expenses, and profit are disclosed below as reviewed and used by the chief operating decision maker. There are no other significant segment items or reconciling items to segment profit.

	First Quarter
	2025	2024
	($ in millions)

Railway operating revenues (Note 2)	$2,993	$3,004

Railway operating expenses
Compensation and benefits	739	736
Purchased services	401	420
Equipment rents	97	108
Fuel	244	284
Depreciation	346	337
Materials	100	98
Claims	66	48
Other	39	69
Restructuring and other charges	—	99
Eastern Ohio incident	(185)	592

Total railway operating expenses	1,847	2,791

Income from railway operations	1,146	213

Other income – net	31	18
Interest expense on debt	199	201

Income before income taxes	978	30

Income taxes	228	(23)

Net income	$750	$53

2.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2025	2024
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$636	$629
Chemicals	535	527
Metals and construction	414	430
Automotive	278	277
Merchandise	1,863	1,863
Intermodal	760	745
Coal	370	396

Total	$2,993	$3,004

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2025 and December 31, 2024.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% and 4% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters of 2025 and 2024, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2025	December 31, 2024
	($ in millions)

Customer	$863	$787
Non-customer	368	282

Accounts receivable – net	$1,231	$1,069

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at March 31, 2025 and December 31, 2024.

3.  Stock-Based Compensation

	First Quarter
	2025	2024
	($ in millions)

Stock-based compensation expense	$18	$19
Total tax benefit	5	5

During the first quarter of 2025, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	80,067	$87.33
RSUs	190,134	255.32
PSUs	66,334	296.55

Stock Options

	First Quarter
	2025	2024
	($ in millions)

Options exercised	42,552	97,217
Cash received upon exercise	$4	$9
Related tax benefits realized	1	3

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2025	2024
	($ in millions)

RSUs vested	152,764	156,651
Common Stock issued net of tax withholding	107,257	108,250
Related tax benefits realized	$1	$—

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

	First Quarter
	2025	2024
	($ in millions)

PSUs earned	8,540	41,580
Common Stock issued net of tax withholding	5,633	26,056
Related tax benefits realized	$—	$—

4.  Restructuring and Other Charges

During the first quarter of 2024, we initiated voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. “Restructuring and other charges” reflects separation payments and other benefits to the impacted management employees and amounted to $64 million. Additionally, we evaluated the impact of these separation programs on our pension and other postretirement benefit plans, as further discussed in Note 10.

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

5.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2025	2024	2025	2024
	($ in millions, except per share amounts, shares in millions)

Net income	$750	$53	$750	$53
Dividend equivalent payments	(1)	(1)	(1)	(1)

Income available to common stockholders	$749	$52	$749	$52

Weighted-average shares outstanding	226.1	225.8	226.1	225.8
Dilutive effect of outstanding options and share-settled awards			0.4	0.4
Adjusted weighted-average shares outstanding			226.5	226.2

Earnings per share	$3.31	$0.23	$3.31	$0.23

During the first quarters of 2025 and 2024, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in both the first quarters ended March 31, 2025 and 2024, respectively.

6.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three months ended March 31, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive income of equity investees	(22)	1	—	(21)

Accumulated other comprehensive loss	$(262)	$1	$—	$(261)

Three months ended March 31, 2024
Pensions and other postretirement liabilities	$(292)	$—	$(2)	$(294)
Other comprehensive loss of equity investees	(28)	—	—	(28)

Accumulated other comprehensive loss	$(320)	$—	$(2)	$(322)

7.  Stock Repurchase Program

We repurchased and retired 1.0 million shares of Common Stock under our stock repurchase program in the first three months of 2025 at a cost of $250 million, inclusive of excise taxes, while we did not repurchase any shares of Common Stock in the first three months of 2024.

8.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.8 billion and $1.7 billion at March 31, 2025 and December 31, 2024, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $49 million and $52 million for the first quarters of 2025 and 2024, respectively. Our equity in Conrail’s earnings, net of amortization, was $16 million and $21 million for the first quarters of 2025 and 2024, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2025 and December 31, 2024 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $74 million for both the first quarters of 2025 and 2024. Our equity in TTX’s earnings partially offsets these costs and totaled $11 million and $13 million for the first quarters of 2025 and 2024, respectively.

9.  Debt

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At March 31, 2025 and December 31, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2025, and December 31, 2024. Our accounts receivable securitization program was supported by $870 million and $790 million in receivables at March 31, 2025 and December 31, 2024, respectively, which are included in “Accounts receivable – net”.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

10.  Pensions and Other Postretirement Benefits

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter
	2025	2024	2025	2024
	($ in millions)
Service cost	$6	$6	$1	$1
Interest cost	26	27	3	3
Expected return on plan assets	(49)	(51)	(2)	(3)
Amortization of net losses	6	4	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(11)	$(14)	$(4)	$(5)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

During the first quarter of 2024, we commenced voluntary and involuntary separation programs to reduce our nonagreement workforce. Through these programs, approximately 350 employees were separated from service by May 2024. In accordance with FASB Accounting Standard Codification (ASC) Topic 715, “Compensation-Retirement Benefits,” we evaluated whether a curtailment of our pension and other postretirement benefit plans had occurred. While the reduction in our workforce did not result in a curtailment to our pension benefit plans, a curtailment to our other postretirement benefit plan did occur as the future years of service of plan participants were reduced in excess of 10%. As a result, we recognized a curtailment gain of $20 million in the second quarter of 2024, the period in which the employees departed the Company, for the impacted portion of the prior service benefit previously recorded within accumulated other comprehensive loss.

11.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2025 or December 31, 2024. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,215)	$(15,833)	$(17,206)	$(15,656)

12.  Commitments and Contingencies

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

Amounts recorded related to the Incident, including outstanding liabilities at the end of each period, are summarized in the tables below. Our current estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings are discussed in further detail below.

	Environmental Matters	Legal Contingencies and Other	Total	Insurance Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2024	$244	$444	$688	$(18)	$670
Expense/(Recoveries)	—	39	39	(224)	(185)
(Payments)/Receipts	(17)	(47)	(64)	122	58
At March 31, 2025	$227	$436	$663	$(120)	$543

	Environmental Matters	Legal Contingencies and Other	Total	Insurance Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2023	$319	$145	$464	$—	$464
Expense/(Recoveries)	60	640	700	(108)	592
(Payments)/Receipts	(87)	(40)	(127)	10	(117)
At March 31, 2024	$292	$745	$1,037	$(98)	$939

From the inception of the Incident, we have recognized a total of $1.3 billion in net expenses directly attributable to the Incident, which includes $975 million of insurance recoveries from claims made under our insurance policies. At March 31, 2025 and December 31, 2024, we have also recorded a deferred tax asset of $158 million and $211 million, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, most of which have concluded and some which are continuing, including but not limited to, excavating and disposing of potentially affected soil (based on sampling results), air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, and capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities. The EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the EPA our Notice of Intent to Comply with the UAO. We continue to conduct activities required by the UAO and the directives issued thereunder. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA Order), requiring preparation of additional environmental work plans to address local waterways. We timely submitted our Notice of Intent to Comply with the CWA Order and continue to complete environmental assessment and remediation (if needed based on assessment results) as required by the EPA, as well as state agencies, in compliance with the CWA Order. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the CWA and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and discovery is ongoing in the Ohio AG case. On June 30, 2023, we filed third-party claims against certain railcar defendants and shippers involved in the Incident. The Court dismissed the third party claims on March 6, 2024, and on March 26, 2024, we filed a motion requesting the Court to enter partial final judgment as to the third party claims. The Court denied the motion on March 24, 2025. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. As proposed, the Consent Decree will require the Company to pay for the federal government’s oversight costs of $57 million through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. The proposed Consent Decree also requires the Company to pay a civil penalty of $15 million for alleged violations of the CWA. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The proposed Consent Decree was subject to a mandatory public comment period, which ended on August 2, 2024, and the DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree. That motion remains pending before the Court. The Ohio AG did not join this settlement and its claims remain outstanding and are proceeding.

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

In accordance with FASB ASC 450, “Contingencies,” as of March 31, 2025 and December 31, 2024, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $394 million and $369 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and six shareholder derivative complaints filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Matters). On February 2, 2024, defendants filed a motion to dismiss the complaint in the Securities Act lawsuit, and on July 26, 2024, the magistrate judge issued a Report and Recommendation to the district judge, recommending that the defendants’ motion to dismiss be granted in part and denied in part. Defendants’ objections to the Report and Recommendation were filed on August 9, 2024, and plaintiffs’ response to defendants’ objections were filed on August 23, 2024. On February 27, 2025, the district judge granted defendants’ motion to dismiss in its entirety, and closed the case. On March 28, 2025, plaintiffs in the Securities Act lawsuit filed a notice of appeal of the decision to the U.S. Court of Appeals for the Second Circuit. In the Exchange Act lawsuit, the plaintiffs filed an amended complaint on April 25, 2024, and the defendants filed a motion to dismiss on June 24, 2024. On March 24, 2025, the district court denied defendants’ motion to dismiss, and ordered defendants to file their answer to the complaint within thirty days of the order, and the parties to file their joint preliminary report and discovery plan within thirty days of the answer. No responsive pleadings have been filed yet with respect to the other Shareholder Matters.

•We are also named as a defendant in various other Incident-related lawsuits involving other potentially affected third parties, a number of which were filed in the first quarter of 2025. We are continuing to assess the claims and their potential impact on the Company.

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

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration (OSHA), the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all pending inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA Safety Assessment (defined and described below) and the OSHA investigation (which has been completed), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our accruals for probable and reasonably estimable liabilities related to the Incident do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. On April 19, 2023, the court disposed of all remaining state equitable relief claims. On August 29, 2024, the United States Court of Appeals for the Fourth Circuit affirmed the opinion of the lower court. In April 2025, the U.S. Supreme Court denied to grant certiorari, exhausting all appellate rights.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $65 million at both March 31, 2025 and December 31, 2024, of which $15 million is classified as a current liability at the end of both periods. At March 31, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 73 known locations and projects compared with 74 locations and projects at December 31, 2024. At March 31, 2025, twenty-one sites accounted for $56 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Under moratorium provisions from the last round of negotiations, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. In the months prior to the opening of the current national bargaining round, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with ten of our thirteen unions. A majority of those tentative agreements were subsequently ratified by union membership and became effective January 1, 2025, foreclosing the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

For those unions with whom we have not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Since then, the NCCC has reached several additional agreements, subject to ratification, on behalf of Norfolk Southern and other members of the bargaining coalition.

For unions where bargaining currently remains open, even if the parties are unable to reach voluntary ratified agreement during this first phase of RLA bargaining, self-help (e.g., a strike or other work stoppage) related to this collective-bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

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

Insurance coverage with respect to the Incident is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties. Some (re)insurers have questioned certain payments we have made, for example, as part of our effort to respond to, mitigate, and compensate for the impact to the community and affected residents and businesses. We are pursuing coverage with respect to the Incident, and we have recognized $975 million in insurance recoveries (including $224 million and $108 million during the first quarters of 2025 and 2024, respectively), principally from excess liability (re)insurers. At March 31, 2025 and December 31, 2024, $120 million and $18 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets.

With the exception of amounts that have been recognized, potential recoveries under our insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims). In addition, no amounts have been recorded related to potential recoveries from other third parties, which may reduce amounts payable by our insurers under our applicable insurance coverage.

13. New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and we did not adopt the standard early. We are currently evaluating the impact of this amendment on our disclosures.

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

OVERVIEW

Since 1827, Norfolk Southern Corporation and its predecessor companies have safely moved the goods and materials that drive the U.S. economy. Our dedicated team members deliver a wide variety of commodities annually for our customers, from agriculture products to consumer goods, and help them reduce carbon emissions by shipping via rail. We have the most extensive intermodal network in the eastern U.S. Our network serves a majority of the country's population and manufacturing base, with connections to every major container port on the Atlantic coast as well as major ports across the Gulf Coast and Great Lakes.

Our resiliency was evident in the quarter as we responded to numerous weather-related disruptions by quickly restoring the network while focusing on safely providing high-quality service to our customers and delivering on productivity initiatives. As a result, we drove improved financial performance. Additionally, insurance recoveries related to the Eastern Ohio Incident (as defined further and described in Note 12 in the Notes to Consolidated Financial Statements) further benefited our financial results. In the first quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 61.7%, and an adjusted operating ratio of 67.9% (see our non-GAAP reconciliations beginning on page 27). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
	2025	2024	% change
	($ in millions, except per share amounts)

Railway operating revenues	$2,993	$3,004	—%
Railway operating expenses	$1,847	$2,791	(34%)
Income from railway operations	$1,146	$213	438%
Net income	$750	$53	1,315%
Diluted earnings per share	$3.31	$0.23	1,339%
Railway operating ratio (percent)	61.7	92.9	(34%)

Income from railway operations increased significantly, the result of lower railway operating expenses, primarily related to the Eastern Ohio Incident as insurance recoveries exceeded incremental Incident-related expenses in the current year. Our financial results also benefited from the absence of restructuring and other charges, lower fuel expense, and reduced costs for purchased services and equipment rents. Operating revenue declined slightly due to decreased average revenue per unit, primarily driven by lower fuel surcharge revenue and an adverse mix of traffic.

The following tables adjust our GAAP financial results for the first quarters of 2025 and 2024 to exclude the effects of the Incident. First quarter 2024 also excludes restructuring and other charges, shareholder advisory costs, and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Quarter 2025
	Reported (GAAP)	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,847	$185	$2,032
Income from railway operations	$1,146	$(185)	$961
Net income	$750	$(141)	$609
Diluted earnings per share	$3.31	$(0.62)	$2.69
Railway operating ratio (percent)	61.7	6.2	67.9

	Non-GAAP Reconciliation for First Quarter 2024
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating	$2,791	$(99)	$(592)	$—	$—	$2,100
expenses

Income from railway	$213	$99	$592	$—	$—	$904
operations

Net income	$53	$75	$448	$16	$(27)	$565

Diluted earnings	$0.23	$0.33	$1.98	$0.07	$(0.12)	$2.49
per share

Railway operating	92.9	(3.3)	(19.7)	—	—	69.9
ratio (percent)

In the table below, references to the results for the first quarters of 2025 and 2024 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	First Quarter
	Adjusted 2025 (non-GAAP)	Adjusted 2024 (non-GAAP)	Adjusted 2025 vs. Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$2,032	$2,100	(3%)
Income from railway operations	$961	$904	6%
Net income	$609	$565	8%
Diluted earnings per share	$2.69	$2.49	8%
Railway operating ratio (percent)	67.9	69.9	(3%)

On an adjusted basis, income from railway operations increased due to lower adjusted railway operating expenses. The decline in adjusted railway operating expenses reflects lower fuel expenses and a decline in purchased services and equipment rents expense.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2025	2024	% change
Merchandise:
Agriculture, forest and consumer products	$636	$629	1%
Chemicals	535	527	2%
Metals and construction	414	430	(4%)
Automotive	278	277	—%
Merchandise	1,863	1,863	—%
Intermodal	760	745	2%
Coal	370	396	(7%)
Total	$2,993	$3,004	—%

Units
Merchandise:
Agriculture, forest and consumer products	183.6	184.1	—%
Chemicals	132.0	130.5	1%
Metals and construction	148.3	160.6	(8%)
Automotive	88.3	88.3	—%
Merchandise	552.2	563.5	(2%)
Intermodal	1,022.9	988.8	3%
Coal	164.7	167.1	(1%)
Total	1,739.8	1,719.4	1%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,466	$3,415	1%
Chemicals	4,051	4,039	—%
Metals and construction	2,791	2,679	4%
Automotive	3,152	3,133	1%
Merchandise	3,374	3,306	2%
Intermodal	743	754	(1%)
Coal	2,247	2,369	(5%)
Total	1,720	1,747	(2%)

Railway operating revenues decreased $11 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(38)	$26	$(6)
Fuel surcharge revenue	(34)	(16)	(8)
Rate, mix and other	72	5	(12)

Total	$—	$15	$(26)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $202 million and $260 million in the first quarters of 2025 and 2024, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2025, while we acknowledge the uncertainty in the economy, we currently expect revenue to increase compared to 2024, driven by higher volume.

Merchandise

Merchandise revenues were flat as declines in volume were offset by higher average revenue per unit, driven by increased pricing and positive mix, offset partly by lower fuel surcharge revenues.

Agriculture, forest and consumer products volume decreased due to lower volume in wheat and fertilizers partially offset by increased volume in corn and soybeans. The decrease in wheat and fertilizers is largely in anticipation of potential changes to tariffs. Corn shipments in the current year were higher due to a poor crop in the southeast in the prior year. Soybean volume has risen due to increased exports.

Chemicals volume increased due to higher volume in sand, partially offset by a decrease in inorganic chemicals. Sand volume rose due to strong demand to support natural gas drilling. Volume declines in inorganic chemicals were due to lower demand for rock salt as a result of higher existing inventory levels and local emergency demand being supported by truck.

Metals and construction volume decreased due to lower aggregates and coil steel shipments. Aggregates volume decreased due to inclement weather across the network and coil steel volume decreased due to equipment availability.

Automotive volume was flat driven by shippers increasing volume in anticipation of potential changes to tariffs, partially offset by reduced parts demand and production downtime for certain manufacturers due to quality holds and weather events.

Intermodal

Intermodal revenues increased due to higher volume, partially offset by lower average revenue per unit driven primarily by lower fuel surcharge revenue.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2025	2024	% change

Domestic	608.8	590.4	3%
International	414.1	398.4	4%

Total	1,022.9	988.8	3%

Domestic volume increased due to higher demand and improved service. International volume rose primarily driven by shippers increasing volume in anticipation of potential changes to tariffs.

Coal

Coal revenues decreased due to lower average revenue per unit driven by reduced pricing, unfavorable mix, and lower fuel surcharge revenue, in addition to volume declines.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2025	2024	% change

Utility	7,312	7,019	4%
Export	8,260	8,749	(6%)
Domestic metallurgical	2,085	2,193	(5%)
Industrial	860	786	9%

Total	18,517	18,747	(1%)

Export tonnage was negatively impacted by unfavorable coal pricing. In addition, export and domestic metallurgical tonnage decreased due to weather-related impacts on coal production. Utility tonnage increased due to higher electricity demand and higher natural gas prices, partially offset by weather impacts. Industrial coal tonnage increased due to higher demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2025	2024	% change

Compensation and benefits	$739	$736	—%
Purchased services	401	420	(5%)
Equipment rents	97	108	(10%)
Fuel	244	284	(14%)
Depreciation	346	337	3%
Materials	100	98	2%
Claims	66	48	38%
Other	39	69	(43%)
Restructuring and other charges	—	99	(100%)
Eastern Ohio incident	(185)	592	(131%)

Total	$1,847	$2,791	(34%)

Compensation and benefits expense increased as follows:

•incentive compensation (up $38 million),
•pay rates (up $19 million),
•employee activity levels (down $40 million), net of weather-related costs,
•health and welfare benefits (down $12 million), and
•other (down $2 million).

Average rail headcount for the quarter was down by approximately 1,350 compared with the first quarter of 2024.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Expense decreased due to reduced operational and transportation expenses driven by network performance improvements and productivity initiatives. These improvements were also partially offset by weather-related costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, decreased due to lower short-term locomotive resource costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased due to lower locomotive fuel prices (down 11%) and decreased consumption (down 4%).

Depreciation expense increased due to a higher asset base.

Materials expense increased due to higher freight car repairs expense, primarily due to weather-related events in the quarter.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense increased as a result of higher costs related to environmental clean-up, partially due to weather events in the quarter, and other environmental matters unrelated to the Incident. Expense also increased due to personal injury case development, and increased insurance costs.

Other expense decreased due to increased gains from operating property sales, lower travel-related expenses, and lower non-income-based taxes. We had $23 million in gains from operating property sales in 2025, as compared to no gains in the prior year.

Restructuring and other charges

During the first quarter of 2024, we recorded $99 million in expense associated with our voluntary and involuntary separation programs that reduced our management workforce. Additionally, we incurred costs associated with the appointment of our new chief operating officer.

Eastern Ohio incident

During the first quarter of 2025, our insurance recoveries exceeded additional Incident-related expenses by $185 million whereas we incurred $592 million in expenses, net of insurance proceeds, for the same period last year. Insurance recoveries collected exceeded incremental cash expenditures by $58 million for the first three months of 2025, while cash expenditures attributable to the Incident, net of insurance proceeds, were $117 million for the first three months of 2024, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 12 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net increased $13 million primarily due to the absence of costs associated with shareholder matters incurred in the first quarter of 2024. This increase was partially offset by lower interest income.

Income taxes

The effective tax rate for the first three months of 2025 was 23.3% compared with (76.7)% for the same period last year. The negative effective rate for the first quarter of 2024 was driven by low pre-tax income coupled with a $27 million deferred income tax benefit recognized in the quarter, which was the result of a subsidiary restructuring that reduced our estimated deferred state income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $950 million for the first three months of 2025, compared with $839 million for the same period of 2024. The increase reflects improved operating results. We had negative working capital of $749 million and $357 million at March 31, 2025 and December 31, 2024, respectively, with the increase driven in part by COLI loan repayments. Cash and cash equivalents totaled $1.0 billion at March 31, 2025.

Cash used in investing activities was $1.0 billion for the first three months of 2025, compared with $1.8 billion for the same period last year. The decrease was driven by the acquisition of the assets of the Cincinnati Southern Railway (CSR) in the prior year, partially offset by an increase in COLI loan repayments in the current year.

Cash used in financing activities was $564 million for the first three months of 2025, compared with cash provided by financing activities of $89 million for the same period last year. The decrease reflects lower proceeds from borrowing and increased repurchases of Common Stock. We spent $248 million on repurchases of Common Stock during the first three months of 2025, while we did not repurchase any during the same period last year. As of March 31, 2025, $6.6 billion remains authorized by our Board of Directors for repurchase. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and

Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both March 31, 2025 and December 31, 2024, we had no outstanding commercial paper.

In May 2024, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2025. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2025 and December 31, 2024.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at March 31, 2025 and $605 million borrowed at December 31, 2024. Our remaining borrowing capacity was $610 million and $40 million at March 31, 2025 and December 31, 2024, respectively.

Our debt-to-total capitalization ratio was 54.3% at March 31, 2025 and 54.6% at December 31, 2024. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the critical accounting estimates contained in our Form 10-K at December 31, 2024.

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

Under moratorium provisions from the last round of negotiations, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. In the months prior to the opening of the current national bargaining round, we engaged in voluntary local discussions with our labor unions and, as a result, reached local tentative agreements with ten of our thirteen unions. A majority of those tentative agreements were subsequently ratified by union membership and became effective January 1, 2025, foreclosing the parties from serving new notices to compel mandatory bargaining until November 1, 2029.

For those unions with whom we had not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Since then, the NCCC has reached several additional agreements, subject to ratification, on behalf of Norfolk Southern and other members of the bargaining coalition.

For unions where bargaining currently remains open, even if the parties are unable to reach a voluntary ratified agreement during this first phase of RLA bargaining, self-help (e.g., a strike or other work stoppage) related to this collective-bargaining process remains prohibited by law until a lengthy series of additional procedures mandated by the RLA, including federal mediation, are exhausted.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  The following important factors, including those discussed under “Risk Factors” in our latest Form 10-K as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements:

•changes in domestic or international economic, political or business conditions, including those impacting the transportation industry;
•our ability to successfully implement our operational, productivity, and strategic initiatives;
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2025.  Based on such evaluation, our officers have concluded that, at March 31, 2025, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2025, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

The risks set forth in “Risk Factors” included in our 2024 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

January 1-31, 2025	37,382	$258.19	37,382	$6,858,500,883
February 1-28, 2025	370,618	249.98	370,618	6,765,853,632
March 1-31, 2025	624,103	233.71	624,103	6,619,994,816

Total	1,032,103		1,032,103

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of March 31, 2025, $6.6 billion remains authorized for repurchase.

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

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2025 and 2024; (iii) the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (iv) the Consolidated Statements of Cash Flows for the first three months of 2025 and 2024; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2025 and 2024; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 23, 2025	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	April 23, 2025	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)