Form 10-Q
period 2025-06-30
NORFOLK SOUTHERN CORP
filed 2025-07-29
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common Stock ($1.00 par value per share)	224,614,894	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions, except per share amounts)

Railway operating revenues	$3,110	$3,044	$6,103	$6,048

Railway operating expenses
Compensation and benefits	692	700	1,431	1,436
Purchased services and rents	520	516	1,018	1,044
Fuel	219	257	463	541
Depreciation	346	335	692	672
Materials and other	195	173	400	388
Restructuring and other charges	10	(3)	10	96
Eastern Ohio incident	(47)	(65)	(232)	527

Total railway operating expenses	1,935	1,913	3,782	4,704

Income from railway operations	1,175	1,131	2,321	1,344

Other income – net	24	17	55	35
Interest expense on debt	201	204	400	405

Income before income taxes	998	944	1,976	974

Income taxes	230	207	458	184

Net income	$768	$737	$1,518	$790

Earnings per share
Basic	$3.41	$3.26	$6.72	$3.49
Diluted	3.41	3.25	6.72	3.48

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)

Net income	$768	$737	$1,518	$790
Other comprehensive income (loss), before tax:
Pension and other postretirement expense	—	(11)	—	(13)
Other comprehensive income of equity investees	—	1	1	1

Other comprehensive income (loss), before tax	—	(10)	1	(12)
Income tax benefit related to items of other
comprehensive income	—	2	—	2

Other comprehensive income (loss), net of tax	—	(8)	1	(10)

Total comprehensive income	$768	$729	$1,519	$780

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,303	$1,641
Accounts receivable – net	1,123	1,069
Materials and supplies	313	277
Other current assets	168	201
Total current assets	2,907	3,188

Investments	4,038	3,370
Properties less accumulated depreciation of $14,250
and $13,957, respectively	35,921	35,831
Other assets	1,289	1,293

Total assets	$44,155	$43,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,504	$1,704
Income and other taxes	223	337
Other current liabilities	1,037	949
Current maturities of long-term debt	903	555
Total current liabilities	3,667	3,545

Long-term debt	16,464	16,651
Other liabilities	1,708	1,760
Deferred income taxes	7,529	7,420

Total liabilities	29,368	29,376

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,614,894 and 226,320,894 shares,
respectively, net of treasury shares	226	228
Additional paid-in capital	2,259	2,247
Accumulated other comprehensive loss	(261)	(262)
Retained income	12,563	12,093

Total stockholders’ equity	14,787	14,306

Total liabilities and stockholders’ equity	$44,155	$43,682

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2025	2024
	($ in millions)
Cash flows from operating activities
Net income	$1,518	$790
Reconciliation of net income to net cash provided by operating activities:
Depreciation	692	672
Deferred income taxes	109	5
Gains and losses on properties	(57)	(25)
Changes in assets and liabilities affecting operations:
Accounts receivable	(57)	(43)
Materials and supplies	(36)	(44)
Other current assets	54	57
Current liabilities other than debt	(106)	596
Other – net	(90)	(133)

Net cash provided by operating activities	2,027	1,875

Cash flows from investing activities
Property additions	(924)	(1,125)
Acquisition of assets of CSR	—	(1,643)
Property sales and other transactions	66	70
Investment purchases	(613)	(206)
Investment sales and other transactions	36	337

Net cash used in investing activities	(1,435)	(2,567)

Cash flows from financing activities
Dividends	(609)	(610)
Common stock transactions	(8)	(5)
Purchase and retirement of common stock	(456)	—
Proceeds from borrowings	396	600
Debt repayments	(253)	(202)

Net cash used in financing activities	(930)	(217)

Net decrease in cash and cash equivalents	(338)	(909)

Cash and cash equivalents
At beginning of year	1,641	1,568

At end of period	$1,303	$659

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$378	$373
Income taxes (net of refunds)	414	107

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2024	$228	$2,247	$(262)	$12,093	$14,306

Comprehensive income:
Net income				750	750
Other comprehensive income			1		1
Total comprehensive income					751
Dividends on common stock,
$1.35 per share				(306)	(306)
Share repurchases	(1)	(9)		(240)	(250)
Stock-based compensation		11		(1)	10

Balance at March 31, 2025	227	2,249	(261)	12,296	14,511

Comprehensive income:
Net income				768	768
Other comprehensive income			—		—
Total comprehensive income					768
Dividends on common stock,
$1.35 per share				(303)	(303)
Share repurchases	(1)	(8)		(196)	(205)
Stock-based compensation		18		(2)	16

Balance at June 30, 2025	$226	$2,259	$(261)	$12,563	$14,787

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2025 and December 31, 2024, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2025 and 2024, and our cash flows for the first six months of 2025 and 2024 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

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

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)

Railway operating revenues (Note 2)	$3,110	$3,044	$6,103	$6,048

Railway operating expenses
Compensation and benefits	692	700	1,431	1,436
Purchased services	409	419	810	839
Equipment rents	111	97	208	205
Fuel	219	257	463	541
Depreciation	346	335	692	672
Materials	98	92	198	190
Claims	59	50	125	98
Other	38	31	77	100
Restructuring and other charges	10	(3)	10	96
Eastern Ohio incident	(47)	(65)	(232)	527

Total railway operating expenses	1,935	1,913	3,782	4,704

Income from railway operations	1,175	1,131	2,321	1,344

Other income – net	24	17	55	35
Interest expense on debt	201	204	400	405

Income before income taxes	998	944	1,976	974

Income taxes	230	207	458	184

Net income	$768	$737	$1,518	$790

2.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$645	$622	$1,281	$1,251
Chemicals	546	532	1,081	1,059
Metals and construction	458	440	872	870
Automotive	323	310	601	587
Merchandise	1,972	1,904	3,835	3,767
Intermodal	743	742	1,503	1,487
Coal	395	398	765	794

Total	$3,110	$3,044	$6,103	$6,048

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2025 and December 31, 2024.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarter and first six months of 2025, and 4% for the second quarter and first six months of 2024.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2025	December 31, 2024
	($ in millions)

Customer	$832	$787
Non-customer	291	282

Accounts receivable – net	$1,123	$1,069

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at June 30, 2025 and December 31, 2024.

3.  Stock-Based Compensation

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)

Stock-based compensation expense	$17	$13	$35	$32
Total tax benefit	3	3	8	8

During 2025, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	80,067	$87.33
RSUs	3,204	220.12	193,338	254.74
PSUs	—	—	66,334	296.55

Stock Options

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)

Options exercised	26,352	17,757	68,904	114,974
Cash received upon exercise	$2	$2	$6	$11
Related tax benefits realized	1	—	2	3

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2025	2024	2025	2024
	($ in millions)

RSUs vested	10,454	12,494	163,218	169,145
Common Stock issued net of tax withholding	6,225	9,016	113,482	117,266
Related tax benefits realized	$—	$—	$1	$—

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

	First Six Months
	2025	2024
	($ in millions)

PSUs earned	8,540	41,580
Common Stock issued net of tax withholding	5,633	26,056
Related tax benefits realized	$—	$—

4.  Restructuring and Other Charges

During the second quarter of 2025, we recorded $10 million in “Restructuring and other charges” primarily related to the restructuring of certain technology functions, which includes severance costs for impacted employees and other expenses.

During the first quarter of 2024, we initiated voluntary and involuntary separation programs to reduce our management workforce. Through these programs, approximately 350 management employees were separated from service by May 2024. “Restructuring and other charges” reflects separation payments and other benefits to the impacted management employees and amounted to $61 million for the first six months of 2024. Additionally, we evaluated the impact of these separation programs on our pension and other postretirement benefit plans, as further discussed in Note 10.

In March 2024, we appointed John Orr as Executive Vice President and Chief Operating Officer of the Company. “Restructuring and other charges” in the first six months of 2024 also includes $35 million of costs related to this appointment, including an agreement with his previous employer, Canadian Pacific Kansas City (CPKC), that resulted in a $25 million payment and certain commercial considerations to CPKC in exchange for a waiver of his non-compete provisions.

5.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2025	2024	2025	2024
	($ in millions, except per share amounts, shares in millions)

Net income	$768	$737	$768	$737
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$767	$736	$768	$736

Weighted-average shares outstanding	225.0	226.0	225.0	226.0
Dilutive effect of outstanding options and share-settled awards			0.2	0.4
Adjusted weighted-average shares outstanding			225.2	226.4

Earnings per share	$3.41	$3.26	$3.41	$3.25

	Basic		Diluted
	First Six Months
	2025	2024	2025	2024
	($ in millions, except per share amounts, shares in millions)

Net income	$1,518	$790	$1,518	$790
Dividend equivalent payments	(2)	(2)	(1)	(2)

Income available to common stockholders	$1,516	$788	$1,517	$788

Weighted-average shares outstanding	225.5	225.9	225.5	225.9
Dilutive effect of outstanding options and share-settled awards			0.3	0.4
Adjusted weighted-average shares outstanding			225.8	226.3

Earnings per share	$6.72	$3.49	$6.72	$3.48

During the second quarters and first six months of 2025 and 2024, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the second quarters and first six months ended June 30, 2025 and 2024, respectively.

6.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive income (loss) of equity investees	(22)	1	—	(21)

Accumulated other comprehensive loss	$(262)	$1	$—	$(261)

Six months ended June 30, 2024
Pensions and other postretirement liabilities	$(292)	$(7)	$(4)	$(303)
Other comprehensive income (loss) of equity investees	(28)	1	—	(27)

Accumulated other comprehensive loss	$(320)	$(6)	$(4)	$(330)

7.  Stock Repurchase Program

We repurchased and retired 1.9 million shares of Common Stock under our stock repurchase program in the first six months of 2025 at a cost of $455 million, inclusive of accrued excise taxes, while we did not repurchase any shares of Common Stock in the first six months of 2024.

8.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.8 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $44 million and $50 million for the second quarters of 2025 and 2024, respectively, and $93 million and $102 million for the first six months of 2025 and 2024, respectively. Our equity in Conrail’s earnings, net of amortization, was $23 million and $22 million for the second quarters of 2025 and 2024, respectively, and $39 million and $43 million for the first six months of 2025 and 2024, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2025 and December 31, 2024 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $81 million and $74 million for the second quarters of 2025 and 2024, respectively, and $155 million and $148 million for the first six months of 2025 and 2024, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $9 million and $14 million for the second quarters of 2025 and 2024, respectively, and $20 million and $27 million for the first six months of 2025 and 2024, respectively.

9.  Debt

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2025, and December 31, 2024. Our accounts receivable securitization program was supported by $841 million and $790 million in receivables at June 30, 2025 and December 31, 2024, respectively, which are included in “Accounts receivable – net”.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At June 30, 2025 and December 31, 2024, we had no outstanding commercial paper.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter
	2025	2024	2025	2024
	($ in millions)
Service cost	$6	$7	$—	$1
Interest cost	27	27	4	4
Expected return on plan assets	(49)	(51)	(3)	(3)
Amortization of net losses	5	4	—	—
Amortization of prior service benefit	—	—	(5)	(6)
Curtailment gain	—	—	—	(20)

Net benefit	$(11)	$(13)	$(4)	$(24)

	Pension Benefits		Other Postretirement Benefits
	First Six Months
	2025	2024	2025	2024
	($ in millions)
Service cost	$12	$13	$1	$2
Interest cost	53	54	7	7
Expected return on plan assets	(98)	(102)	(5)	(6)
Amortization of net losses	11	8	—	—
Amortization of prior service benefit	—	—	(11)	(12)
Curtailment gain	—	—	—	(20)

Net benefit	$(22)	$(27)	$(8)	$(29)

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

11.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2025 or December 31, 2024. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,367)	$(16,019)	$(17,206)	$(15,656)

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

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of the total loss related to the Incident with certainty, we have accrued amounts for probable and reasonably estimable liabilities for those environmental and non-environmental matters described below. Certain costs incurred and related to the Incident may be recoverable under our insurance policies in effect at the date of the Incident. For additional information about our insurance coverage, see “Insurance” below.

Amounts recorded related to the Incident, including outstanding liabilities at the end of each period, are summarized in the tables below. Our current estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings are discussed in further detail below.

	Environmental Matters	Legal Contingencies and Other	Total	Total Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2024	$244	$444	$688	$(18)	$670
Expense/(Recoveries)	—	39	39	(224)	(185)
(Payments)/Receipts	(17)	(47)	(64)	122	58
At March 31, 2025	227	436	663	(120)	543
Expense/(Recoveries)	—	107	107	(154)	(47)
(Payments)/Receipts	(18)	(31)	(49)	225	176
At June 30, 2025	$209	$512	$721	$(49)	$672

	Environmental Matters	Legal Contingencies and Other	Total	Total Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2023	$319	$145	$464	$—	$464
Expense/(Recoveries)	60	640	700	(108)	592
(Payments)/Receipts	(87)	(40)	(127)	10	(117)
At March 31, 2024	292	745	1,037	(98)	939
Expense/(Recoveries)	53	38	91	(156)	(65)
(Payments)/Receipts	(80)	(71)	(151)	135	(16)
At June 30, 2024	$265	$712	$977	$(119)	$858

From the inception of the Incident, we have recognized a total of $1.2 billion in net expenses directly attributable to the Incident, which includes $1.1 billion of recoveries. At June 30, 2025 and December 31, 2024, we have also recorded a deferred tax asset of $122 million and $211 million, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, most of which have concluded and some which are continuing. The EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the EPA our Notice of Intent to Comply with the UAO. We continue to conduct activities required by the UAO and the directives issued thereunder. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA Order), requiring preparation of additional environmental work plans to address local waterways. We timely submitted our Notice of Intent to Comply with the CWA Order and continue to complete environmental assessment and remediation (if needed based on assessment results) as required by the EPA, as well as state agencies, in compliance with the CWA Order. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

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

In accordance with FASB ASC 410-30 “Environmental Liabilities,” we have recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the EPA and the Ohio EPA), and other related costs, including those in connection with the proposed DOJ Consent Decree (including civil penalties related to alleged violations of the CWA). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities, and the extent and duration of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, we will review these estimates and revise as appropriate.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million. The settlement agreement resolves all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. The district court granted final approval of the settlement on September 27, 2024, which was subsequently appealed. We made a partial payment of the settlement in 2024, in the amount of $315 million. Payment of the remaining balance, including timing, is dependent upon resolution of any appeals to the settlement. Our claims against third parties were resolved during the second quarter.

Another putative class action is pending in the Western District of Pennsylvania, brought by Pennsylvania school districts and students (the Pennsylvania Class Action). On August 22, 2023, six Pennsylvania school districts and students filed a putative class action lawsuit alleging negligence, strict liability, nuisance, and trespass, and seeking damages and health monitoring. On

December 8, 2023, the school districts amended their complaint to add additional companies as defendants in the action. On February 23, 2024, we and the other defendants filed motions to dismiss and those motions are fully briefed and currently pending before the court.

We are also named as a defendant in various other Incident-related lawsuits involving other potentially affected third parties, a number of which were filed in early 2025. We are continuing to assess the claims and their potential impact on the Company. Combined with the Ohio Class Action and the Pennsylvania Class Action, these lawsuits are collectively referred to herein as the Incident Lawsuits.

In accordance with FASB ASC 450, “Contingencies,” as of June 30, 2025 and December 31, 2024, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $483 million and $369 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and six shareholder derivative complaints filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Matters). On February 27, 2025, the district judge granted defendants’ motion to dismiss the Securities Act lawsuit in its entirety, and closed the case. On March 28, 2025, plaintiffs in the Securities Act lawsuit filed a notice of appeal of the decision to the U.S. Court of Appeals for the Second Circuit. In the Exchange Act lawsuit, the plaintiffs filed an amended complaint on April 25, 2024, and the defendants filed a motion to dismiss on June 24, 2024. On March 24, 2025, the district court denied defendants’ motion to dismiss, with the Exchange Act lawsuit now proceeding to discovery. No responsive pleadings have been filed yet with respect to the other Shareholder Matters.

With respect to all Incident-related litigation and regulatory matters, we record a liability for loss contingencies through a charge to earnings when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated and disclose such liability if we conclude it to be material. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. Because the final outcome of any of these legal proceedings cannot be predicted with certainty, developments related to the progress of such legal proceedings or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in a particular year or quarter. In addition, if it is reasonably possible that we will incur Incident-related losses in excess of the amounts currently recorded as a loss contingency, we disclose the potential range of loss, if reasonably estimable, or we disclose that we cannot reasonably estimate such an amount at this time. For Incident-related litigation and regulatory matters where a loss may be reasonably possible, but not probable, or probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

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

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration (OSHA), the Ohio AG, and the Pennsylvania AG. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all pending inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). Aside from the FRA’s safety assessment and the OSHA investigation (both of which have been completed), the outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our accruals for probable and reasonably estimable liabilities related to the Incident do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB concluded the NTSB Investigation and issued a final public report in July 2024. The NTSB found that the probable cause of the derailment was the failure of a bearing which overheated and caused the axle to separate, derailing the train and leading to a post-derailment fire. The NTSB issued over 30 recommendations, of which four were issued to Norfolk Southern. The NTSB continues to work on a safety culture investigation, and a report on this part of the investigation is expected to be issued in the third quarter of 2025.

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

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the D.C. Circuit vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. On June 24, 2025, the District Court granted summary judgement dismissing the consolidated cases in full. On July 24, 2025, a majority of plaintiffs appealed this ruling to the Court of Appeals for the D.C. Circuit. We intend to vigorously defend the cases through appeal and believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final resolution of the litigation will not be material. At this time, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $63 million at June 30, 2025 and $65 million at December 31, 2024, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 71 known locations and projects compared with 74 locations and projects at December 31, 2024. At June 30, 2025, eighteen sites accounted for $54 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

For those unions with whom we have not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Since then, the NCCC has reached several additional agreements on behalf of Norfolk Southern and other members of the bargaining coalition.

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

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. Our liability insurance provides limits for approximately 83% of covered losses above $75 million and below $734 million per occurrence and/or policy year. Above $800 million per occurrence and/or policy year, we maintain approximately $43 million additional liability insurance limits for certain types of pollution releases. We also purchase insurance for property damage to property owned by us or in our care, custody, or control. Our property insurance provides limits for approximately 77% of covered losses above $75 million and below $275 million per occurrence and/or policy year.

With respect to the Incident, we have recognized over $1.0 billion in insurance recoveries (including $74 million and $156 million during the second quarters of 2025 and 2024, respectively, and $298 million and $264 million during the first six months of 2025 and 2024, respectively), principally from excess liability (re)insurers. At June 30, 2025 and December 31, 2024, $49 million and $18 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets. At June 30, 2025, we have exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims).

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

14. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. FASB ASC 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The Company is evaluating the impact of OBBBA but expects that the primary effect will be a shift between current and deferred taxes.

As previously announced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on July 29, 2025, on July 28, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Union Pacific Corporation, a Utah corporation (Union Pacific), Ruby Merger Sub 1 Corporation, a Virginia corporation and a direct wholly owned subsidiary of Union Pacific (Merger Sub 1), and Ruby Merger Sub 2 LLC, a Virginia limited liability company and a direct wholly owned subsidiary of Union Pacific (Merger Sub 2).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Union Pacific will acquire the Company in a stock-and-cash transaction whereby (a) Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of Union Pacific, and (b) immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a direct, wholly owned subsidiary of Union Pacific.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger, each share of common stock, par value $1.00 per share, of the Company, issued and outstanding immediately prior to the effective time of the First Merger, subject to certain exclusions set forth in the Merger Agreement, will be converted into the right to receive one share of common stock, par value $2.50 per share, of Union Pacific, and $88.82 in cash without interest.

The consummation of the Mergers is subject to certain conditions, including approval by the Surface Transportation Board, and termination rights. In addition, the Company and Union Pacific are required to pay the other a termination fee of $2.5 billion in cash upon termination of the Merger Agreement under specified circumstances, which will be further described in the Company’s Current Report on Form 8-K, to be filed with the SEC.

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

Throughout the first half of 2025, we have remained focused on managing what we can control, including providing safe and reliable service for our customers while continuing efforts to drive productivity in our organization. During the quarter, we delivered revenue growth that helped drive improved financial performance amid ongoing macroeconomic uncertainty. We were able to handle additional volumes while generating improvements in labor productivity and fuel efficiency. Additionally, we continued to experience recoveries related to the Eastern Ohio Incident (as defined further and described in Note 12 in the Notes to Consolidated Financial Statements) in excess of incremental expenses, which further benefited our financial results. For the second quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 62.2%, and an adjusted operating ratio of 63.4% (see our non-GAAP reconciliations beginning on page 28). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Second Quarter			First Six Months
	2025	2024	% change	2025	2024	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,110	$3,044	2%	$6,103	$6,048	1%
Railway operating expenses	$1,935	$1,913	1%	$3,782	$4,704	(20%)
Income from railway operations	$1,175	$1,131	4%	$2,321	$1,344	73%
Net income	$768	$737	4%	$1,518	$790	92%
Diluted earnings per share	$3.41	$3.25	5%	$6.72	$3.48	93%
Railway operating ratio (percent)	62.2	62.8	(1%)	62.0	77.8	(20%)

Income from railway operations increased in both periods. Second quarter financial results rose due to higher railway operating revenues driven by increased volumes, leading to gains in income from railway operations, net income, and diluted earnings per share. For the first six months, financial results improved primarily as a result of lower railway operating expenses associated with the Eastern Ohio Incident, as insurance and other recoveries exceeded incremental Incident-related costs, in addition to lower expenses associated with restructuring activities. As a result, we improved our railway operating ratio and delivered significant increases in income from railway operations, net income, and diluted earnings per share.

The following tables adjust our GAAP financial results for the second quarter and first six months of 2025 and 2024 to exclude restructuring and other charges and the effects of the Incident. The adjusted results for the second quarter and first six months of 2024 also exclude shareholder advisory costs and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Second Quarter 2025
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,935	$(10)	$47	$1,972
Income from railway operations	$1,175	$10	$(47)	$1,138
Net income	$768	$8	$(35)	$741
Diluted earnings per share	$3.41	$0.04	$(0.16)	$3.29
Railway operating ratio (percent)	62.2	(0.3)	1.5	63.4

	Non-GAAP Reconciliation for Second Quarter 2024
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,913	$3	$65	$—	$1,981
Income from railway operations	$1,131	$(3)	$(65)	$—	$1,063
Net income	$737	$(16)	$(49)	$22	$694
Diluted earnings per share	$3.25	$(0.07)	$(0.22)	$0.10	$3.06
Railway operating ratio (percent)	62.8	0.1	2.2	—	65.1

In the table below, references to the results for the second quarters of 2025 and 2024 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	Second Quarter
	Adjusted 2025 (non-GAAP)	Adjusted 2024 (non-GAAP)	Adjusted 2025 vs. Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,972	$1,981	—%
Income from railway operations	$1,138	$1,063	7%
Net income	$741	$694	7%
Diluted earnings per share	$3.29	$3.06	8%
Railway operating ratio (percent)	63.4	65.1	(3%)

	Non-GAAP Reconciliation for First Six Months 2025
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$3,782	$(10)	$232	$4,004
Income from railway operations	$2,321	$10	$(232)	$2,099
Net income	$1,518	$8	$(176)	$1,350
Diluted earnings per share	$6.72	$0.03	$(0.78)	$5.97
Railway operating ratio (percent)	62.0	(0.2)	3.8	65.6

	Non-GAAP Reconciliation for First Six Months 2024
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating	$4,704	$(96)	$(527)	$—	$—	$4,081
expenses

Income from railway	$1,344	$96	$527	$—	$—	$1,967
operations

Net income	$790	$59	$399	$38	$(27)	$1,259

Diluted earnings	$3.48	$0.26	$1.77	$0.17	$(0.12)	$5.56
per share

Railway operating	77.8	(1.6)	(8.7)	—	—	67.5
ratio (percent)

In the table below, references to the results for the first six months of 2025 and 2024 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the tables above.

	First Six Months
	Adjusted 2025 (non-GAAP)	Adjusted 2024 (non-GAAP)	Adjusted 2025 vs. Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$4,004	$4,081	(2%)
Income from railway operations	$2,099	$1,967	7%
Net income	$1,350	$1,259	7%
Diluted earnings per share	$5.97	$5.56	7%
Railway operating ratio (percent)	65.6	67.5	(3%)

On an adjusted basis, income from railway operations increased in both periods due to higher railway operating revenues, driven by higher volumes, and lower adjusted railway operating expenses. The declines in adjusted railway operating expenses in both periods reflect lower fuel costs and purchased services.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2025	2024	% change	2025	2024	% change
Merchandise:
Agriculture, forest and consumer products	$645	$622	4%	$1,281	$1,251	2%
Chemicals	546	532	3%	1,081	1,059	2%
Metals and construction	458	440	4%	872	870	—%
Automotive	323	310	4%	601	587	2%
Merchandise	1,972	1,904	4%	3,835	3,767	2%
Intermodal	743	742	—%	1,503	1,487	1%
Coal	395	398	(1%)	765	794	(4%)
Total	$3,110	$3,044	2%	$6,103	$6,048	1%

Units
Merchandise:
Agriculture, forest and consumer products	186.4	181.2	3%	370.0	365.3	1%
Chemicals	139.1	130.1	7%	271.1	260.6	4%
Metals and construction	171.1	167.9	2%	319.4	328.5	(3%)
Automotive	104.0	97.2	7%	192.3	185.5	4%
Merchandise	600.6	576.4	4%	1,152.8	1,139.9	1%
Intermodal	1,010.9	1,003.5	1%	2,033.8	1,992.3	2%
Coal	181.7	162.9	12%	346.4	330.0	5%
Total	1,793.2	1,742.8	3%	3,533.0	3,462.2	2%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,456	$3,433	1%	$3,461	$3,424	1%
Chemicals	3,927	4,090	(4%)	3,987	4,064	(2%)
Metals and construction	2,676	2,620	2%	2,729	2,649	3%
Automotive	3,104	3,196	(3%)	3,126	3,166	(1%)
Merchandise	3,282	3,304	(1%)	3,326	3,305	1%
Intermodal	735	739	(1%)	739	746	(1%)
Coal	2,173	2,445	(11%)	2,209	2,407	(8%)
Total	1,734	1,747	(1%)	1,727	1,747	(1%)

Railway operating revenues increased $66 million and $55 million in the second quarter and first six months, respectively. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$80	$6	$46	$42	$31	$40
Fuel surcharge revenue	(28)	(24)	(4)	(62)	(40)	(12)
Rate, mix and other	16	19	(45)	88	25	(57)

Total	$68	$1	$(3)	$68	$16	$(29)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $203 million and $259 million in the second quarters of 2025 and 2024, respectively, and $405 million and $519 million for the first six months of 2025 and 2024, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

For the remainder of 2025, while we acknowledge the uncertainty in the economy, we currently expect revenue to increase compared to 2024, driven by higher volume.

Merchandise

Merchandise revenues increased in both periods due to higher volume. Volume growth in the second quarter was partially offset by lower average revenue per unit, driven by lower fuel surcharge revenue. The first six months experienced increased average revenue per unit, driven by increased pricing and favorable mix partially offset by lower fuel surcharge revenue.

Agriculture, forest and consumer products volume rose in both periods due to increases in corn and ethanol. Higher corn volume was the result of increased rail demand. Ethanol increased due to improved terminal access and new business.

Chemicals volume rose in both periods, primarily due to increased sand and natural gas liquids shipments. Sand volume increased due to strong demand to support natural gas drilling. Natural gas liquids volume rose due to increased demand for product bound for export markets.

Metals and construction volume increased in the second quarter but decreased for the first six months. Scrap metal and iron and steel volume increased in both periods due to stronger demand. Additionally, volume increased in the second quarter due to higher empty equipment repositioning. Volume declined in aggregates and coil steel for both periods, driving the decline in the first six months. Weather-related impacts negatively impacted shipments of aggregates and coil steel volume decreased due to lower demand.

Automotive volumes increased in both periods, driven by shippers increasing volume in anticipation of potential changes to tariffs and growth with existing customers.

Intermodal

Intermodal revenues were nearly flat in the second quarter and increased for the first six months. Both periods reflect higher volumes, partially offset by lower average revenue per unit primarily driven by lower fuel surcharge revenue.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2025	2024	% change	2025	2024	% change

Domestic	603.1	616.3	(2%)	1,211.9	1,206.7	—%
International	407.8	387.2	5%	821.9	785.6	5%

Total	1,010.9	1,003.5	1%	2,033.8	1,992.3	2%

Domestic volume decreased in the second quarter but was flat for the first six months. While domestic volume was positively impacted during both periods by shippers increasing volume in anticipation of potential changes to tariffs, these increases were offset by reduced premium shipments related to economic uncertainties. Additionally, the second quarter was impacted by reduced traffic originating from the West coast. International volume rose in both periods primarily driven by new business with existing customers, including increased volume in anticipation of potential changes to tariffs.

Coal

Coal revenues declined in both periods due to lower average revenue per unit, driven by reduced pricing, adverse mix, and lower fuel surcharge revenue, partially offset by higher volume.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2025	2024	% change	2025	2024	% change

Utility	9,296	7,555	23%	16,608	14,574	14%
Export	7,504	7,247	4%	15,764	15,996	(1%)
Domestic metallurgical	2,742	2,573	7%	4,827	4,766	1%
Industrial	875	863	1%	1,735	1,649	5%

Total	20,417	18,238	12%	38,934	36,985	5%

Utility tonnage increased in both periods due to higher electricity demand and higher natural gas prices. Export tonnage increased in the second quarter, as prior year volumes were negatively impacted by the temporary closure of the Baltimore port in 2024. Export tonnage in the second quarter and first six months of 2025 was negatively impacted by unfavorable coal pricing. Domestic metallurgical and industrial coal tonnage rose in both periods as a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2025	2024	% change	2025	2024	% change

Compensation and benefits	$692	$700	(1%)	$1,431	$1,436	—%
Purchased services	409	419	(2%)	810	839	(3%)
Equipment rents	111	97	14%	208	205	1%
Fuel	219	257	(15%)	463	541	(14%)
Depreciation	346	335	3%	692	672	3%
Materials	98	92	7%	198	190	4%
Claims	59	50	18%	125	98	28%
Other	38	31	23%	77	100	(23%)
Restructuring and other charges	10	(3)	433%	10	96	(90%)
Eastern Ohio incident	(47)	(65)	28%	(232)	527	(144%)

Total	$1,935	$1,913	1%	$3,782	$4,704	(20%)

Compensation and benefits expense decreased in both periods as follows:

•employee activity levels (down $28 million for the quarter and $68 million for the first six months),
•health and welfare benefits (down $11 million for the quarter and $23 million for the first six months),
•incentive compensation (up $6 million for the quarter and $44 million for the first six months),
•pay rates (up $24 million for the quarter and $43 million for the first six months), and
•other (up $1 million for the quarter but down $1 million for the first six months).

Average rail headcount for the quarter was down by approximately 970 compared with the second quarter of 2024.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Expense decreased in both periods driven by network performance improvements and productivity initiatives, partially offset by higher intermodal lift costs and, for the first six months, increased weather-related response costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods due to higher automotive equipment expense as a result of higher volumes, partially offset by lower short-term locomotive resource costs for the first six months.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations decreased in both periods. Locomotive fuel price decreased in both periods (down 15% in the second quarter and 13% for the first six months). Locomotive fuel consumption was flat in the second quarter and down 2% for the first six months.

Depreciation expense increased in both periods due to a higher asset base.

Materials expense increased in both periods due to higher expenses related to intermodal and engineering material consumption.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense increased in both periods as a result of higher expenses related to personal injury case development, increased accident-related costs, and higher insurance premiums. Additionally, for the first six months, expenses incurred on environmental matters, unrelated to the Incident, were higher and included costs related to weather events in the first quarter. The increases in both periods were partially offset by a favorable third-party settlement for recovery of previously incurred costs.

Other expense increased in the second quarter but decreased for the first six months. The second quarter increased due to higher allowances for losses, partially offset by increased gains from operating property sales. The first six months decreased due to higher gains from operating property sales partially offset by higher allowances for losses. Gains from operating property sales totaled $34 million and $25 million for the second quarter in 2025 and 2024, respectively, and $57 million and $25 million in the first six months of 2025 and 2024, respectively.

Restructuring and other charges

During the second quarter of 2025, we recorded $10 million in expenses primarily related to the restructuring of certain technology functions. During the first six months of 2024, we recorded $96 million in expense associated with our voluntary and involuntary separation programs that reduced our management workforce, as well as costs associated with the appointment of our new chief operating officer.

Eastern Ohio incident

During the second quarters of 2025 and 2024, insurance and other recoveries exceeded additional Incident-related expenses by $47 million and $65 million, respectively. For the first six months of 2025, our recoveries exceeded additional Incident-related expenses by $232 million whereas we incurred expenses of $527 million for costs associated with the Incident, net of recoveries, for the same period last year. Recoveries collected exceeded incremental cash expenditures by $234 million for the first six months of 2025, while cash expenditures attributable to the Incident, net of recovery proceeds, were $133 million for the first six months of 2024, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 12 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net increased $7 million in the second quarter and $20 million for the first six months. Both periods were impacted by the absence of costs associated with shareholder matters incurred in 2024 and a $20 million curtailment gain on our other postretirement benefit plan in 2024.

Income taxes

The effective tax rate for the second quarter and first six months of 2025 was 23.0% and 23.2% compared with 21.9% and 18.9% for the same periods last year. Both periods in 2024 reflect a $13 million deferred income tax benefit due to a change in a state corporate income tax rate, while the first six months also includes a $27 million deferred income tax benefit, which was the result of a subsidiary restructuring.

On July 4, 2025, OBBBA was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. FASB ASC 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The Company is evaluating the impact of OBBBA but expects that the primary effect will be a shift between current and deferred taxes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.0 billion for the first six months of 2025, compared with $1.9 billion for the same period of 2024. The increase reflects improved operating results. We had negative working capital of $760 million and $357 million at June 30, 2025 and December 31, 2024, respectively, with the increase driven in part by COLI loan repayments. Cash and cash equivalents totaled $1.3 billion at June 30, 2025.

Cash used in investing activities was $1.4 billion for the first six months of 2025, compared with $2.6 billion for the same period last year. The decrease was driven by the prior year acquisition of the assets of the Cincinnati Southern Railway (CSR), partially offset by an increase in COLI loan repayments in the current year.

Cash used in financing activities was $930 million for the first six months of 2025, compared with $217 million for the same period last year. The increase reflects increased repurchases of Common Stock and lower proceeds from borrowing. We repurchased $456 million of Common Stock, inclusive of excise taxes, during the first six months of 2025, while we did not repurchase any Common Stock during the same period last year. As of June 30, 2025, $6.4 billion remains authorized by our Board of Directors for future repurchase activity. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2025 and December 31, 2024.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both June 30, 2025 and December 31, 2024, we had no outstanding commercial paper.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at June 30, 2025 and $605 million borrowed at December 31, 2024. Our remaining borrowing capacity was $600 million and $40 million at June 30, 2025 and December 31, 2024, respectively.

Our debt-to-total capitalization ratio was 54.0% at June 30, 2025 and 54.6% at December 31, 2024. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2024, with the exception of additional senior notes (see Note 9) and over $400 million of additional unconditional purchase obligations, which extend through 2030.

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

For those unions with whom we had not yet reached a ratified agreement, the NCCC, on behalf of Norfolk Southern, sent bargaining notices on November 1, 2024, to commence mandatory direct negotiations as prescribed under the RLA. Since then, the NCCC has reached several additional agreements on behalf of Norfolk Southern and other members of the bargaining coalition.

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
•a significant cybersecurity incident or other disruption to our technology infrastructure; and
•the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Union Pacific and the Company providing for the acquisition of the Company by Union Pacific (the “Transaction”); the possibility that the Transaction does not close when expected or at all because required Surface Transportation Board, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Transaction, or that such benefits may take longer to realize or be more costly to achieve than expected; disruption to the Company’s business as a result of the announcement and pendency of the Transaction; the costs associated with the anticipated length of time of the pendency of the Transaction, including the restrictions contained in the definitive merger agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Transaction; the diversion of the Company’s management’s attention and time from ongoing business operations and opportunities on merger-related matters; and reputational risk and potential adverse reactions of Union Pacific’s or the Company’s customers, suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the Transaction.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2025.  Based on such evaluation, our officers have concluded that, at June 30, 2025, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2025, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

April 1-30, 2025	340,590	$219.16	340,590	$6,545,349,947
May 1-31, 2025	355,497	234.79	355,497	6,461,883,027
June 1-30, 2025	177,412	254.17	177,412	6,416,789,641

Total	873,499		873,499

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of June 30, 2025, $6.4 billion remains authorized for repurchase.

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

Item 6.  Exhibits

4.1
Thirteenth Supplemental Indenture, dated as of May 2, 2025, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 2, 2025.

10.1*,**	Norfolk Southern Executive Severance Plan as amended and restated on May 8, 2025.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2025 and 2024; (iii) the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (iv) the Consolidated Statements of Cash Flows for the first six months of 2025 and 2024; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2025 and 2024; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 29, 2025	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	July 29, 2025	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)