Form 10-Q
period 2025-09-30
NORFOLK SOUTHERN CORP
filed 2025-10-23
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Stock ($1.00 par value per share)	224,386,617	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions, except per share amounts)

Railway operating revenues	$3,103	$3,051	$9,206	$9,099

Railway operating expenses
Compensation and benefits	738	690	2,169	2,126
Purchased services and rents	519	497	1,537	1,541
Fuel	237	216	700	757
Depreciation	348	339	1,040	1,011
Materials and other	147	(188)	547	200
Merger-related expenses	15	—	15	—
Restructuring and other charges	12	60	22	156
Eastern Ohio incident	(11)	(159)	(243)	368

Total railway operating expenses	2,005	1,455	5,787	6,159

Income from railway operations	1,098	1,596	3,419	2,940

Other income – net	23	34	78	69
Interest expense on debt	197	203	597	608

Income before income taxes	924	1,427	2,900	2,401

Income taxes	213	328	671	512

Net income	$711	$1,099	$2,229	$1,889

Earnings per share
Basic	$3.16	$4.86	$9.89	$8.35
Diluted	3.16	4.85	9.88	8.34

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)

Net income	$711	$1,099	$2,229	$1,889
Other comprehensive income (loss), before tax:
Pension and other postretirement expense	—	(2)	—	(15)
Other comprehensive income (loss) of equity investees	(1)	—	—	1

Other comprehensive loss, before tax	(1)	(2)	—	(14)
Income tax benefit related to items of other
comprehensive income	—	—	—	2

Other comprehensive loss, net of tax	(1)	(2)	—	(12)

Total comprehensive income	$710	$1,097	$2,229	$1,877

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,418	$1,641
Accounts receivable – net	1,102	1,069
Materials and supplies	297	277
Other current assets	219	201
Total current assets	3,036	3,188

Investments	4,081	3,370
Properties less accumulated depreciation of $14,438
and $13,957, respectively	36,112	35,831
Other assets	1,351	1,293

Total assets	$44,580	$43,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,657	$1,704
Income and other taxes	227	337
Other current liabilities	1,033	949
Current maturities of long-term debt	607	555
Total current liabilities	3,524	3,545

Long-term debt	16,476	16,651
Other liabilities	1,705	1,760
Deferred income taxes	7,734	7,420

Total liabilities	29,439	29,376

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,386,617 and 226,320,894 shares,
respectively, net of treasury shares	226	228
Additional paid-in capital	2,283	2,247
Accumulated other comprehensive loss	(262)	(262)
Retained income	12,894	12,093

Total stockholders’ equity	15,141	14,306

Total liabilities and stockholders’ equity	$44,580	$43,682

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2025	2024
	($ in millions)
Cash flows from operating activities
Net income	$2,229	$1,889
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,040	1,011
Deferred income taxes	315	141
Gains and losses on properties	(142)	(425)
Changes in assets and liabilities affecting operations:
Accounts receivable	(53)	(156)
Materials and supplies	(20)	(24)
Other current assets	68	80
Current liabilities other than debt	25	774
Other – net	(164)	(189)

Net cash provided by operating activities	3,298	3,101

Cash flows from investing activities
Property additions	(1,475)	(1,706)
Acquisition of assets of CSR	—	(1,643)
Property sales and other transactions	120	527
Investment purchases	(615)	(318)
Investment sales and other transactions	52	349

Net cash used in investing activities	(1,918)	(2,791)

Cash flows from financing activities
Dividends	(912)	(915)
Common stock transactions	1	15
Purchase and retirement of common stock	(534)	—
Proceeds from borrowings	396	1,051
Debt repayments	(554)	(1,054)

Net cash used in financing activities	(1,603)	(903)

Net decrease in cash and cash equivalents	(223)	(593)

Cash and cash equivalents
At beginning of year	1,641	1,568

At end of period	$1,418	$975

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$570	$571
Income taxes (net of refunds)	433	284

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2024	$228	$2,247	$(262)	$12,093	$14,306

Comprehensive income:
Net income				750	750
Other comprehensive income			1		1
Total comprehensive income					751
Dividends on common stock,
$1.35 per share				(306)	(306)
Share repurchases	(1)	(9)		(240)	(250)
Stock-based compensation		11		(1)	10

Balance at March 31, 2025	227	2,249	(261)	12,296	14,511

Comprehensive income:
Net income				768	768
Other comprehensive income			—		—
Total comprehensive income					768
Dividends on common stock,
$1.35 per share				(303)	(303)
Share repurchases	(1)	(8)		(196)	(205)
Stock-based compensation		18		(2)	16

Balance at June 30, 2025	226	2,259	(261)	12,563	14,787

Comprehensive income:
Net income				711	711
Other comprehensive loss			(1)		(1)
Total comprehensive income					710
Dividends on common stock,
$1.35 per share				(303)	(303)
Share repurchases		(3)		(75)	(78)
Stock-based compensation		27		(2)	25

Balance at September 30, 2025	$226	$2,283	$(262)	$12,894	$15,141

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2023	$227	$2,179	$(320)	$10,695	$12,781

Comprehensive income:
Net income				53	53
Other comprehensive loss			(2)		(2)
Total comprehensive income					51
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		9			9

Balance at March 31, 2024	227	2,188	(322)	10,443	12,536

Comprehensive income:
Net income				737	737
Other comprehensive loss			(8)		(8)
Total comprehensive income					729
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation		20		(1)	19

Balance at June 30, 2024	227	2,208	(330)	10,874	12,979

Comprehensive income:
Net income				1,099	1,099
Other comprehensive loss			(2)		(2)
Total comprehensive income					1,097
Dividends on common stock,
$1.35 per share				(305)	(305)
Stock-based compensation	1	15		(2)	14

Balance at September 30, 2024	$228	$2,223	$(332)	$11,666	$13,785

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2025 and December 31, 2024, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2025 and 2024, and our cash flows for the first nine months of 2025 and 2024 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Merger Agreement

On July 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Union Pacific Corporation, a Utah corporation (“Union Pacific”), Ruby Merger Sub 1 Corporation, a Virginia corporation and a direct wholly owned subsidiary of Union Pacific (“Merger Sub 1”), and Ruby Merger Sub 2 LLC, a Virginia limited liability company and a direct wholly owned subsidiary of Union Pacific (“Merger Sub 2”).
The Merger Agreement provides that Union Pacific will acquire the Company in a stock-and-cash transaction whereby (a) Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of Union Pacific, and (b) immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a direct, wholly owned subsidiary of Union Pacific.

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

The consummation of the Mergers is subject to certain conditions, including approval by each company’s shareholders and the Surface Transportation Board (STB). Additionally, if the Merger Agreement is terminated under specific circumstances, either we or Union Pacific are required to pay a termination fee of $2.5 billion.

The full text of the Merger Agreement can be found as Exhibit 2.1 in our Current Report on Form 8-K filed with the SEC on July 29, 2025.

We incurred $15 million in Merger-related expenses during the third quarter and the first nine months of 2025. These costs, which include fees for third-party advisors, legal services, and employee retention arrangements, are recorded in “Merger-related expenses” on the Consolidated Statements of Income.

2.  Segment Reporting

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

The chief operating decision maker assesses the performance of the railway operations segment and decides how to allocate resources based on “Net income” that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total assets.” Total expenditures for long-lived assets are disclosed as “Property additions” on the Consolidated Statement of Cash Flows.

Railway operations segment revenues, expenses, and profit are disclosed below as reviewed and used by the chief operating decision maker. There are no other significant segment items or reconciling items to segment profit.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)

Railway operating revenues (Note 3)	$3,103	$3,051	$9,206	$9,099

Railway operating expenses
Compensation and benefits	738	690	2,169	2,126
Purchased services	414	405	1,224	1,244
Equipment rents	105	92	313	297
Fuel	237	216	700	757
Depreciation	348	339	1,040	1,011
Materials	104	96	302	286
Claims	75	66	200	164
Other	(32)	(350)	45	(250)
Merger-related expenses	15	—	15	—
Restructuring and other charges	12	60	22	156
Eastern Ohio incident	(11)	(159)	(243)	368

Total railway operating expenses	2,005	1,455	5,787	6,159

Income from railway operations	1,098	1,596	3,419	2,940

Other income – net	23	34	78	69
Interest expense on debt	197	203	597	608

Income before income taxes	924	1,427	2,900	2,401

Income taxes	213	328	671	512

Net income	$711	$1,099	$2,229	$1,889

3.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$630	$624	$1,911	$1,875
Chemicals	569	543	1,650	1,602
Metals and construction	448	420	1,320	1,290
Automotive	322	274	923	861
Merchandise	1,969	1,861	5,804	5,628
Intermodal	759	763	2,262	2,250
Coal	375	427	1,140	1,221

Total	$3,103	$3,051	$9,206	$9,099

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2025 and December 31, 2024.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarter and first nine months of 2025, and 4% for the third quarter and first nine months of 2024.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2025	December 31, 2024
	($ in millions)

Customer	$779	$787
Non-customer	323	282

Accounts receivable – net	$1,102	$1,069

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at September 30, 2025 and December 31, 2024.

4.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)

Stock-based compensation expense	$17	$(5)	$52	$27
Total tax benefit	5	(1)	13	7

During 2025, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	80,067	$87.33
RSUs	2,875	276.55	196,213	255.06
PSUs	302	310.75	66,636	296.61

Stock Options

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)

Options exercised	57,035	142,833	125,939	257,807
Cash received upon exercise	$10	$20	$16	$31
Related tax benefits realized	1	3	3	6

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	($ in millions)

RSUs vested	6,884	1,836	170,102	170,981
Common Stock issued net of tax withholding	4,653	1,391	118,135	118,657
Related tax benefits realized	$—	$—	$1	$—

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2025 or 2024.

	First Nine Months
	2025	2024
	($ in millions)

PSUs earned	8,540	41,580
Common Stock issued net of tax withholding	5,633	26,056
Related tax benefits realized	$—	$—

5. Sales of Railway Lines

On September 5, 2024, we consummated a transaction with the Virginia Passenger Rail Authority (VPRA) to sell a railway line to support the expansion of passenger rail service in the Commonwealth of Virginia. The total purchase price to be paid by the VPRA is $357 million and we received $315 million in cash proceeds at closing. The remainder of the proceeds are expected to be received by the end of 2027. The total gain recognized as a result of the transaction was $323 million.

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

6.  Restructuring and Other Charges

Restructuring and other charges in 2025 includes expenses associated with the rationalization of certain software development projects that had not been placed into service and the restructuring of certain technology functions, including severance costs for impacted employees. Restructuring and other charges in 2024 includes expenses associated with our voluntary and involuntary separation programs that reduced our management workforce, expenses associated with the rationalization of certain software development projects that had not been placed into service, costs associated with the appointment of our new chief operating officer, and the disposition of an asset class. We incurred expenses of $12 million and $60 million in the third quarters of 2025 and 2024, respectively, and $22 million and $156 million for the first nine months of 2025 and 2024, respectively.

7. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. FASB Accounting Standards Codification (ASC) 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The impact of this change is primarily a reclassification from current to deferred taxes.

8.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2025	2024	2025	2024
	($ in millions, except per share amounts, shares in millions)

Net income	$711	$1,099	$711	$1,099
Dividend equivalent payments	—	—	(1)	—

Income available to common stockholders	$711	$1,099	$710	$1,099

Weighted-average shares outstanding	224.4	226.2	224.4	226.2
Dilutive effect of outstanding options and share-settled awards			0.3	0.3
Adjusted weighted-average shares outstanding			224.7	226.5

Earnings per share	$3.16	$4.86	$3.16	$4.85

	Basic		Diluted
	First Nine Months
	2025	2024	2025	2024
	($ in millions, except per share amounts, shares in millions)

Net income	$2,229	$1,889	$2,229	$1,889
Dividend equivalent payments	(2)	(2)	(2)	(2)

Income available to common stockholders	$2,227	$1,887	$2,227	$1,887

Weighted-average shares outstanding	225.2	226.0	225.2	226.0
Dilutive effect of outstanding options and share-settled awards			0.3	0.3
Adjusted weighted-average shares outstanding			225.5	226.3

Earnings per share	$9.89	$8.35	$9.88	$8.34

During the third quarters and first nine months of 2025 and 2024, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in the third quarter of 2025 and 0.1 million in the third quarter of 2024 and the first nine months ended September 30, 2025 and 2024.

9.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive loss of equity investees	(22)	—	—	(22)

Accumulated other comprehensive loss	$(262)	$—	$—	$(262)

Nine months ended September 30, 2024
Pensions and other postretirement liabilities	$(292)	$(7)	$(6)	$(305)
Other comprehensive income (loss) of equity investees	(28)	1	—	(27)

Accumulated other comprehensive loss	$(320)	$(6)	$(6)	$(332)

10.  Stock Repurchase Program

We repurchased and retired 2.2 million shares of Common Stock under our stock repurchase program in the first nine months of 2025 at a cost of $533 million, inclusive of accrued excise taxes, while we did not repurchase any shares of Common Stock in the first nine months of 2024.

With limited exceptions, the Merger Agreement prohibits repurchases of our common stock without Union Pacific’s consent. As a result, we suspended share repurchases upon entering into the Merger Agreement.

11.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.8 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $47 million and $44 million for the third quarters of 2025 and 2024, respectively, and $140 million and $146 million for the first nine months of 2025 and 2024, respectively. Our equity in Conrail’s earnings, net of amortization, was $20 million and $19 million for the third quarters of 2025 and 2024, respectively, and $59 million and $62 million for the first nine months of 2025 and 2024, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2025 and December 31, 2024 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $81 million and $72 million for the third quarters of 2025 and 2024, respectively, and $236 million and $220 million for the first nine months of 2025 and 2024, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $13 million for both the third quarters of 2025 and 2024, and $33 million and $40 million for the first nine months of 2025 and 2024, respectively.

12.  Debt

Under the terms of the Merger Agreement, we are subject to certain restrictions on the incurrence of additional indebtedness.

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2025, and December 31, 2024. Our accounts receivable securitization program was supported by $798 million and $790 million in receivables at September 30, 2025 and December 31, 2024, respectively, which are included in “Accounts receivable – net”.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At September 30, 2025 and December 31, 2024, we had no outstanding commercial paper.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter
	2025	2024	2025	2024
	($ in millions)
Service cost	$6	$7	$1	$—
Interest cost	27	26	3	4
Expected return on plan assets	(49)	(51)	(2)	(2)
Amortization of net losses (gains)	6	4	(1)	—
Amortization of prior service benefit	—	—	(5)	(6)

Net benefit	$(10)	$(14)	$(4)	$(4)

	Pension Benefits		Other Postretirement Benefits
	First Nine Months
	2025	2024	2025	2024
	($ in millions)
Service cost	$18	$20	$2	$2
Interest cost	80	80	10	11
Expected return on plan assets	(147)	(153)	(7)	(8)
Amortization of net losses (gains)	17	12	(1)	—
Amortization of prior service benefit	—	—	(16)	(18)
Curtailment gain	—	—	—	(20)

Net benefit	$(32)	$(41)	$(12)	$(33)

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

14.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2025 or December 31, 2024. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,083)	$(16,083)	$(17,206)	$(15,656)

15.  Commitments and Contingencies

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

	Environmental Matters	Legal Contingencies and Other	Total	Total Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2024	$244	$444	$688	$(18)	$670
Expense/(Recoveries)	—	39	39	(224)	(185)
(Payments)/Receipts	(17)	(47)	(64)	122	58
At March 31, 2025	227	436	663	(120)	543
Expense/(Recoveries)	—	107	107	(154)	(47)
(Payments)/Receipts	(18)	(31)	(49)	225	176
At June 30, 2025	209	512	721	(49)	672
Expense/(Recoveries)	—	5	5	(16)	(11)
(Payments)/Receipts	(12)	(11)	(23)	16	(7)
At September 30, 2025	$197	$506	$703	$(49)	$654

	Environmental Matters	Legal Contingencies and Other	Total	Total Recoveries	Total - Net of Recoveries
	($ in millions)
At December 31, 2023	$319	$145	$464	$—	$464
Expense/(Recoveries)	60	640	700	(108)	592
(Payments)/Receipts	(87)	(40)	(127)	10	(117)
At March 31, 2024	292	745	1,037	(98)	939
Expense/(Recoveries)	53	38	91	(156)	(65)
(Payments)/Receipts	(80)	(71)	(151)	135	(16)
At June 30, 2024	265	712	977	(119)	858
Expense/(Recoveries)	51	78	129	(288)	(159)
(Payments)/Receipts	(52)	(31)	(83)	184	101
At September 30, 2024	$264	$759	$1,023	$(223)	$800

From the inception of the Incident, we have recognized a total of $1.2 billion in net expenses directly attributable to the Incident, which includes $1.1 billion of recoveries. At September 30, 2025 and December 31, 2024, we have also recorded a deferred tax asset of $81 million and $211 million, respectively, related to the Incident expecting that certain expenses will be deductible for tax purposes in future periods or offset with insurance recoveries.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, the Pennsylvania Department of Environmental Protection (DEP), and the Columbiana County Health District to conduct environmental response and remediation activities, most of which have concluded and some which are continuing. The EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the EPA our Notice of Intent to Comply with the UAO. We continue to conduct activities required by the UAO and the directives issued thereunder. On October 18, 2023, the U.S. EPA issued a second unilateral order under Section 311(c) of the Clean Water Act (CWA Order), requiring preparation of additional environmental work plans to address local waterways. We timely submitted our Notice of Intent to Comply with the CWA Order and continue to complete environmental assessment and remediation (if needed based on assessment results) as required by the EPA, as well as state agencies, in compliance with the CWA Order. In September 2025, we completed the environmental remediation and restoration work at the site. Surface water and groundwater monitoring will continue pursuant to the approved plans under the UAO. Once approved by the court, the proposed Consent Decree (discussed below) will supersede the UAO and CWA Order.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the CWA and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases have been consolidated for discovery purposes. We have filed an answer, and the litigation is ongoing in the Ohio AG case. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. As proposed, the Consent Decree will require the Company to pay for the federal government’s oversight costs of $57 million through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. The proposed Consent Decree also requires the Company to pay a civil penalty of $15 million for alleged violations of the CWA. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The proposed Consent Decree was subject to a mandatory public comment period, which ended on August 2, 2024, and the DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree. That motion remains pending before the Court. The Ohio AG did not join this settlement and its claims remain outstanding and are proceeding.

In accordance with FASB ASC 410-30 “Environmental Liabilities,” we have recognized probable and reasonably estimable liabilities in connection with the foregoing environmental matters. Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the EPA and the Ohio EPA), and other related costs, including those in connection with the proposed DOJ Consent Decree (including civil penalties related to alleged violations of the CWA). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident recognize that the remediation and restoration efforts have now largely concluded. The remaining cost estimates could change over time based on various factors, including but not limited to, the issuance of additional cleanup and removal orders or directives, and the extent of continued government oversight amongst other factors.

Legal Proceedings and Claims (Non-Environmental) – To date, numerous non-environmental legal actions have commenced with respect to the Incident, including those more specifically set forth below.

•There is a consolidated putative class action pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million. The settlement agreement resolves all class action claims within a 20-mile radius from the derailment and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. The district court granted final approval of the settlement on September 27, 2024, which was subsequently appealed. We made a partial payment of the settlement in 2024, in the amount of $315 million. Payment of the remaining balance, including timing, is dependent upon resolution of any appeals to the settlement. Our claims against third parties were resolved during the second quarter of 2025.

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

In accordance with FASB ASC 450, “Contingencies,” as of September 30, 2025 and December 31, 2024, we had accruals for probable and reasonably estimable liabilities principally associated with the Incident Lawsuits and related contingencies of $482 million and $369 million, respectively. For the reasons set forth below, our estimated loss or range of loss with respect to the Incident Lawsuits may change from time to time, and it is reasonably possible that we will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While we continue to work with parties with respect to potential resolution, no assurance can be given that we will be successful in doing so and we cannot predict the outcome of these matters.

•We have received securities and derivative litigation and multiple shareholder document and litigation demand letters, including a securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) initially filed in the Southern District of Ohio alleging multiple securities law violations but since transferred to the Northern District of Georgia, a securities class action lawsuit under the Securities Act of 1933 (Securities Act) filed in the Southern District of New York alleging misstatements in association with our debt offerings, and six shareholder derivative complaints filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Matters). On February 27, 2025, the district judge granted defendants’ motion to dismiss the Securities Act lawsuit in its entirety, and closed the case. On March 28, 2025, plaintiffs in the Securities Act lawsuit filed a notice of appeal of the decision to the U.S. Court of Appeals for the Second Circuit. In the Exchange Act lawsuit, the plaintiffs filed an amended complaint on April 25, 2024, and the defendants filed a motion to dismiss on June 24, 2024. On March 24, 2025, the district court denied defendants’ motion to dismiss, with the Exchange Act lawsuit now in discovery. In the derivative litigation, the six actions were consolidated on July 10, 2025, by agreement of the parties. No responsive pleadings have been filed yet in the derivative litigation or Securities Act lawsuit.

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

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB concluded the NTSB Investigation and issued a final public report in July 2024. The NTSB found that the probable cause of the derailment was the failure of a bearing which overheated and caused the axle to separate, derailing the train and leading to a post-derailment fire. The NTSB issued over 30 recommendations, of which four were issued to Norfolk Southern. The NTSB continues to work on a safety culture investigation, and a report on this part of the investigation is expected to be issued in 2025.

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

Other Commitments and Contingencies

Litigation Related to the Mergers

Shareholders may file lawsuits challenging the Mergers, which may name us, Union Pacific, members of our board, members of the Union Pacific board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers or may prevent the Mergers from being completed altogether.

We and Union Pacific have each received demand letters from certain purported shareholders of Norfolk Southern and Union Pacific, as applicable, that allege deficiencies and/or omissions in the registration statement on Form S-4 filed by Union Pacific with the SEC relating to the Mergers. The demand letters seek additional disclosures to remedy these purported deficiencies. We believe that the allegations in these letters are without merit. There can be no assurances that complaints or additional demands will not be filed or made with respect to the Mergers. If additional similar demands are made, absent new or different allegations that are material, neither we nor Union Pacific will necessarily announce them.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $62 million at September 30, 2025 and $65 million at December 31, 2024, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 69 known locations and projects compared with 74 locations and projects at December 31, 2024. At September 30, 2025, eighteen sites accounted for $53 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

With respect to the Incident, we have recognized approximately $1.1 billion in insurance recoveries (including $16 million and $288 million during the third quarters of 2025 and 2024, respectively, and $314 million and $552 million during the first nine months of 2025 and 2024, respectively), principally from excess liability (re)insurers. At September 30, 2025 and December 31, 2024, $49 million and $18 million was outstanding and is included in “Accounts receivable – net” on the Consolidated Balance Sheets. By June 30, 2025, we exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims).

16. New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This update requires an entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. Entities are required to provide disaggregated information about expenses to help investors better understand performance, better assess prospects for future cash flows, and compare performance over time and with that of other entities. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We will not early adopt the standard and are currently evaluating the impact of this amendment on our disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This update revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. The ASU is effective for interim periods and fiscal years beginning after December 15, 2027. We will not early adopt the standard and are currently evaluating the impact.

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

On July 28, 2025, we entered into a Merger Agreement with Union Pacific, an agreement to create America’s first transcontinental railroad. Details are further described in Note 1 in the Notes to Consolidated Financial Statements.
Our third quarter financial results reflected continued improvements in labor productivity and fuel efficiency while also delivering revenue growth driven by increased automotive and chemicals traffic. Significantly impacting the comparison of our financial results to the prior year is the absence of $380 million in gains on sales of railway lines that occurred in 2024. Additionally, net benefits related to the Eastern Ohio Incident (as defined further and described in Note 15 in the Notes to Consolidated Financial Statements) were lower in the current year. For the third quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 64.6%, and an adjusted operating ratio of 63.3% (see our non-GAAP reconciliations beginning on page 29). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2025	2024	% change	2025	2024	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,103	$3,051	2%	$9,206	$9,099	1%
Railway operating expenses	$2,005	$1,455	38%	$5,787	$6,159	(6%)
Income from railway operations	$1,098	$1,596	(31%)	$3,419	$2,940	16%
Net income	$711	$1,099	(35%)	$2,229	$1,889	18%
Diluted earnings per share	$3.16	$4.85	(35%)	$9.88	$8.34	18%
Railway operating ratio (percent)	64.6	47.7	35%	62.9	67.7	(7%)

Income from railway operations, net income, and diluted earnings per share decreased in the third quarter but increased for the first nine months. The decrease in the third quarter was the result of higher railway operating expenses as 2024 included significant gains on sales of railway lines and higher insurance recoveries related to the Eastern Ohio Incident. For the first nine months, railway operating expenses were lower. In 2025, insurance and other recoveries resulting from the Incident exceeded incremental Incident-related costs. Additionally, expenses associated with restructuring activities were lower. Partially offsetting those items were lower gains from the sales of railway lines and properties. Both periods reflect higher railway operating revenues, driven by a combination of improved traffic mix, favorable pricing, and increased volume, which was partially offset by lower fuel surcharge revenue.

The following tables adjust our GAAP financial results for the third quarter and first nine months of 2025 to exclude Merger-related expenses, restructuring and other charges, and the overall impact on operating expenses resulting from costs and recoveries associated with the Incident. The following tables adjust our GAAP financial results for the third quarter and first nine months of 2024 to exclude gains on railway line sales, restructuring and other charges, and costs and recoveries associated with the Incident. Additionally, the adjusted results for the first nine months of 2024 exclude shareholder advisory costs and a deferred income tax adjustment. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Third Quarter 2025
	Reported (GAAP)	Merger - Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,005	$(15)	$(12)	$(13)	$1,965
Income from railway operations	$1,098	$15	$12	$13	$1,138
Net income	$711	$11	$9	$10	$741
Diluted earnings per share	$3.16	$0.05	$0.04	$0.05	$3.30
Railway operating ratio (percent)	64.6	(0.5)	(0.4)	(0.4)	63.3

	Non-GAAP Reconciliation for Third Quarter 2024
	Reported (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,455	$380	$(60)	$159	$1,934
Income from railway operations	$1,596	$(380)	$60	$(159)	$1,117
Net income	$1,099	$(287)	$45	$(120)	$737
Diluted earnings per share	$4.85	$(1.27)	$0.20	$(0.53)	$3.25
Railway operating ratio (percent)	47.7	12.5	(2.0)	5.2	63.4

In the table below, references to the results for the third quarters of 2025 and 2024 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the tables above.

	Third Quarter
	Adjusted 2025 (non-GAAP)	Adjusted 2024 (non-GAAP)	Adjusted 2025 vs. Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,965	$1,934	2%
Income from railway operations	$1,138	$1,117	2%
Net income	$741	$737	1%
Diluted earnings per share	$3.30	$3.25	2%
Railway operating ratio (percent)	63.3	63.4	—%

	Non-GAAP Reconciliation for First Nine Months 2025
	Reported (GAAP)	Merger - Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$5,787	$(15)	$(22)	$219	$5,969
Income from railway operations	$3,419	$15	$22	$(219)	$3,237
Net income	$2,229	$11	$17	$(166)	$2,091
Diluted earnings per share	$9.88	$0.05	$0.07	$(0.73)	$9.27
Railway operating ratio (percent)	62.9	(0.2)	(0.3)	2.4	64.8

	Non-GAAP Reconciliation for First Nine Months 2024
	Reported (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating	$6,159	$380	$(156)	$(368)	$—	$—	$6,015
expenses

Income from
railway	$2,940	$(380)	$156	$368	$—	$—	$3,084
operations

Net income	$1,889	$(287)	$104	$279	$38	$(27)	$1,996

Diluted earnings	$8.34	$(1.27)	$0.46	$1.23	$0.17	$(0.12)	$8.81
per share

Railway operating	67.7	4.2	(1.7)	(4.1)	—	—	66.1
ratio (percent)

In the table below, references to the results for the first nine months of 2025 and 2024 and related comparisons use the adjusted, non-GAAP results from the reconciliation in the tables above.

	First Nine Months
	Adjusted 2025 (non-GAAP)	Adjusted 2024 (non-GAAP)	Adjusted 2025 vs. Adjusted 2024 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$5,969	$6,015	(1%)
Income from railway operations	$3,237	$3,084	5%
Net income	$2,091	$1,996	5%
Diluted earnings per share	$9.27	$8.81	5%
Railway operating ratio (percent)	64.8	66.1	(2%)

On an adjusted basis, income from railway operations increased in both periods. Railway operating revenues were higher in both periods, driven by a combination of improved traffic mix, favorable pricing, and increased volume, which was partially offset by lower fuel surcharge revenue. Adjusted railway operating expenses increased in the third quarter but decreased for the first nine months. Both periods reflect higher expenses in compensation and benefits, equipment rents, claims, and materials, which were partially offset by higher gains from the sales of operating property in the current year. The first nine months includes the impact of lower fuel prices, while the third quarter reflects higher fuel prices.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2025	2024	% change	2025	2024	% change
Merchandise:
Agriculture, forest and consumer products	$630	$624	1%	$1,911	$1,875	2%
Chemicals	569	543	5%	1,650	1,602	3%
Metals and construction	448	420	7%	1,320	1,290	2%
Automotive	322	274	18%	923	861	7%
Merchandise	1,969	1,861	6%	5,804	5,628	3%
Intermodal	759	763	(1%)	2,262	2,250	1%
Coal	375	427	(12%)	1,140	1,221	(7%)
Total	$3,103	$3,051	2%	$9,206	$9,099	1%

Units
Merchandise:
Agriculture, forest and consumer products	182.5	186.3	(2%)	552.5	551.6	—%
Chemicals	141.3	128.9	10%	412.4	389.5	6%
Metals and construction	168.0	160.8	4%	487.4	489.3	—%
Automotive	103.3	87.9	18%	295.6	273.4	8%
Merchandise	595.1	563.9	6%	1,747.9	1,703.8	3%
Intermodal	1,032.1	1,052.2	(2%)	3,065.9	3,044.5	1%
Coal	176.7	185.3	(5%)	523.1	515.3	2%
Total	1,803.9	1,801.4	—%	5,336.9	5,263.6	1%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,453	$3,351	3%	$3,458	$3,399	2%
Chemicals	4,028	4,210	(4%)	4,001	4,112	(3%)
Metals and construction	2,672	2,611	2%	2,710	2,636	3%
Automotive	3,115	3,114	—%	3,122	3,149	(1%)
Merchandise	3,310	3,299	—%	3,321	3,303	1%
Intermodal	735	726	1%	738	739	—%
Coal	2,120	2,306	(8%)	2,179	2,370	(8%)
Total	1,721	1,694	2%	1,725	1,729	—%

Railway operating revenues increased $52 million and $107 million in the third quarter and first nine months, respectively. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$103	$(15)	$(20)	$146	$16	$18
Fuel surcharge revenue	(14)	(11)	(5)	(76)	(51)	(17)
Rate, mix and other	19	22	(27)	106	47	(82)

Total	$108	$(4)	$(52)	$176	$12	$(81)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $208 million and $238 million in the third quarters of 2025 and 2024, respectively, and $613 million and $757 million for the first nine months of 2025 and 2024, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

Merchandise

Merchandise revenues increased in both periods due to higher volume and increased average revenue per unit, driven by increased pricing and favorable mix partially offset by lower fuel surcharge revenue.

Agriculture, forest and consumer products volume decreased in third quarter but was flat for the first nine months. Corn shipments declined in the third quarter due to decreased demand for shipments to the southeast over the prior year.

Chemicals volume rose in both periods, primarily due to increased natural gas liquids and sand shipments, where the mix of traffic had an unfavorable impact on revenue per unit. Natural gas liquids volume rose due to increased demand for product bound for export markets. Sand volume increased due to strong demand to support natural gas drilling.

Metals and construction volume increased in the third quarter but was flat for the first nine months. Scrap metal and iron and steel volume increased in both periods due to stronger demand. Weather-related impacts earlier in the year negatively impacted shipments of aggregates.

Automotive volumes increased in both periods, driven by shippers increasing volume in anticipation of potential changes to tariffs, growth with existing customers and the absence of customer production issues seen in the prior year.

Intermodal

Intermodal revenues decreased in the third quarter but increased for the first nine months. The third quarter decline was due to lower volume, partially offset by higher average revenue per unit, driven by increased pricing, partially offset by lower fuel surcharge revenue and adverse mix. The increase in the first nine months was the result of higher volumes and flat average revenue per unit with increased pricing being offset by lower fuel surcharge revenue and adverse mix.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2025	2024	% change	2025	2024	% change

Domestic	616.7	637.7	(3%)	1,828.6	1,844.4	(1%)
International	415.4	414.5	—%	1,237.3	1,200.1	3%

Total	1,032.1	1,052.2	(2%)	3,065.9	3,044.5	1%

Domestic volume decreased in both periods driven by reduced traffic originating on the West Coast and reduced premium shipments. International volume was flat in the third quarter but increased for the first nine months primarily driven by increased volume during the first six months in anticipation of potential changes to tariffs.

Coal

Coal revenues declined in both periods due to lower average revenue per unit, driven by reduced pricing, adverse mix, and lower fuel surcharge revenue. Volume decreased in the third quarter but increased for the first nine months.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2025	2024	% change	2025	2024	% change

Utility	8,735	8,272	6%	25,343	22,846	11%
Export	7,434	8,816	(16%)	23,198	24,812	(7%)
Domestic metallurgical	2,661	2,706	(2%)	7,488	7,472	—%
Industrial	977	991	(1%)	2,712	2,640	3%

Total	19,807	20,785	(5%)	58,741	57,770	2%

Utility tonnage increased in both periods due to higher electricity demand and higher natural gas prices. Export tonnage decreased in both periods due to soft global demand and unfavorable seaborne coal pricing. Domestic metallurgical tonnage decreased in the third quarter due to customer outages. Industrial coal tonnage increased for the first nine months as a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2025	2024	% change	2025	2024	% change

Compensation and benefits	$738	$690	7%	$2,169	$2,126	2%
Purchased services	414	405	2%	1,224	1,244	(2%)
Equipment rents	105	92	14%	313	297	5%
Fuel	237	216	10%	700	757	(8%)
Depreciation	348	339	3%	1,040	1,011	3%
Materials	104	96	8%	302	286	6%
Claims	75	66	14%	200	164	22%
Other	(32)	(350)	91%	45	(250)	118%
Merger-related expenses	15	—		15	—
Restructuring and other charges	12	60	(80%)	22	156	(86%)
Eastern Ohio incident	(11)	(159)	93%	(243)	368	(166%)

Total	$2,005	$1,455	38%	$5,787	$6,159	(6%)

Compensation and benefits expense increased in both periods as follows:

•incentive and stock-based compensation (up $52 million for the quarter and $105 million for the first nine months),
•pay rates (up $17 million for the quarter and $60 million for the first nine months),
•health and welfare benefits (down $9 million for the quarter and $32 million for the first nine months),
•employee activity levels (down $8 million for the quarter and $76 million for the first nine months), and
•other (down $4 million for the quarter and $14 million for the first nine months).

Average rail headcount for the quarter was down by approximately 510 compared with the third quarter of 2024.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. These expenses increased in the third quarter but decreased in the first nine months. The third quarter increase was due to higher derailment-related and bridge repair expenses. The decrease in the first nine months was driven by productivity initiatives, partially offset by higher intermodal lift costs and weather-related response costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods due to higher automotive equipment expense resulting from higher volumes.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations increased in the third quarter, but decreased in the first nine months. Locomotive fuel price increased 11% in the third quarter, but decreased 6% for the first nine months. Locomotive fuel consumption decreased in both periods (down 1% in the third quarter and 2% for the first nine months).

Depreciation expense increased in both periods due to a higher asset base.

Materials expense increased in both periods due to higher expenses related to intermodal and engineering material consumption while the third quarter also reflected increased locomotive material consumption.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense was higher in both periods as a result of increased expenses associated with environmental matters unrelated to the Incident, personal injury case development, and insurance premiums.

Other expense increased in both periods primarily due to the absence of railway line sales in the current year. In 2024, the sale of railway lines in the states of Virginia and North Carolina generated gains of $380 million. Gains from the sales of operating property totaled $85 million and $20 million in the third quarters of 2025 and 2024, respectively, and $142 million and $45 million in the first nine months of 2025 and 2024, respectively. The gains for the third quarter and first nine months of 2025 were largely driven by a significant land sale that we expect to result in additional traffic volumes in the future.

Merger-related expenses primarily relate to third-party advisor fees, legal fees, and costs associated with employee retention arrangements and were $15 million in the third quarter of 2025.

Restructuring and other charges in 2025 includes expenses associated with the rationalization of certain software development projects that had not been placed into service and the restructuring of certain technology functions, including severance costs for impacted employees. Restructuring and other charges in 2024 includes expenses associated with our voluntary and involuntary separation programs that reduced our management workforce, expenses associated with the rationalization of certain software development projects that had not been placed into service, costs associated with the appointment of our new chief operating officer, and the disposition of an asset class. We incurred expenses of $12 million and $60 million in the third quarters of 2025 and 2024, respectively, and $22 million and $156 million for the first nine months of 2025 and 2024, respectively.

Eastern Ohio incident activity during the third quarters of 2025 and 2024 pertained to insurance and other recoveries that exceeded additional Incident-related expenses by $11 million and $159 million, respectively. For the first nine months of 2025, our recoveries exceeded additional Incident-related expenses by $243 million whereas we incurred expenses of $368 million for costs associated with the Incident, net of recoveries, for the same period last year. Recoveries collected exceeded incremental cash expenditures by $227 million for the first nine months of 2025, while cash expenditures attributable to the Incident, net of recovery proceeds, were $32 million for the first nine months of 2024, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 15 in the Notes to Consolidated Financial Statements.

Other income – net

Other income – net decreased $11 million in the third quarter, but increased $9 million for the first nine months. Both periods were impacted by lower returns on COLI and higher pension and postretirement benefits expense, partially offset by higher interest income. The first nine months also reflect the absence of costs associated with shareholder matters incurred in 2024 and a $20 million curtailment gain on our other postretirement benefit plan in 2024.

Income taxes

The effective tax rate for both the third quarter and first nine months of 2025 was 23.1% compared with 23.0% and 21.3% for the same periods last year. The rate for the first nine months of 2024 reflects a $13 million deferred income tax benefit due to a change in state corporate income tax rate and a $27 million deferred income tax benefit from subsidiary restructuring.

On July 4, 2025, OBBBA was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. FASB ASC 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The primary effect of OBBBA was a reclassification from current to deferred taxes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $3.3 billion for the first nine months of 2025, compared with $3.1 billion for the same period of 2024. The increase reflects improved operating results. We had negative working capital of $488 million and $357 million at September 30, 2025 and December 31, 2024, respectively. Our negative working capital position improved as compared to June 30, 2025, and we expect to accumulate cash and cash equivalents throughout the period in which the Merger is subject to review and approval. Cash and cash equivalents totaled $1.4 billion at September 30, 2025.

Cash used in investing activities was $1.9 billion for the first nine months of 2025, compared with $2.8 billion for the same period last year. The decrease was driven by the prior year acquisition of the assets of the Cincinnati Southern Railway (CSR) and lower property additions in the current year, which was partially offset by lower proceeds from property sales and other transactions and increased COLI loan repayments.

Cash used in financing activities was $1.6 billion for the first nine months of 2025, compared with $903 million for the same period last year. The increase reflects increased repurchases of Common Stock and lower proceeds from borrowing, partially offset by lower debt repayments. We repurchased $534 million of Common Stock, inclusive of excise taxes paid, during the first nine months of 2025, while we did not repurchase any Common Stock during the same period last year. As of September 30, 2025, $6.3 billion remains authorized by our Board of Directors for future repurchase activity. With limited exceptions, the Merger Agreement prohibits the Company from repurchasing shares of its common stock without approval by Union Pacific. As a result, the Company has suspended share repurchase activities.

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2025 and December 31, 2024.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both September 30, 2025 and December 31, 2024, we had no outstanding commercial paper.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at September 30, 2025 and $605 million borrowed at December 31, 2024. Our remaining borrowing capacity was approximately $600 million and $40 million at September 30, 2025 and December 31, 2024, respectively.

Our debt-to-total capitalization ratio was 53.0% at September 30, 2025 and 54.6% at December 31, 2024. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions provide additional flexibility to meet our ongoing obligations, subject to certain restrictions on the incurrence of additional indebtedness under the Merger Agreement. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2024, with the exception of additional senior notes (see Note 12) and over $600 million of additional unconditional purchase obligations, which extend through 2030.

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
•our ability to complete the Mergers with Union Pacific;
•the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the Company or Union Pacific to terminate the Merger Agreement;
•the possibility that the Mergers do not close when expected or at all because required Surface Transportation Board review and approval, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers);
•the risk that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Mergers, or that such benefits may take longer to realize or be more costly to achieve than expected;
•disruption to the Company’s business as a result of the announcement and pendency of the Mergers;
•the costs associated with the anticipated length of time of the pendency of the Mergers, including the restrictions contained in the Merger Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Mergers;
•the diversion of the Company’s management’s attention and time from ongoing business operations and opportunities on Merger-related matters;
•the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and

•the reputational risk and adverse reactions of customers, suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the Mergers.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2025.  Based on such evaluation, our officers have concluded that, at September 30, 2025, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2025, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 15 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

The risks set forth in “Risk Factors” included in our 2024 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. We have supplemented those Risk Factors as set forth below.

Risks Related to the Mergers

The Mergers are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Mergers could have material adverse effects on the Company.

The completion of the Mergers is subject to a number of conditions, including, among others, the approval of the share issuance proposal by the Union Pacific shareholders, the approval of the Merger Agreement proposal by the Company’s shareholders, and the receipt of the requisite regulatory approvals, which make the completion of the Mergers and timing thereof uncertain. Also, either Union Pacific or the Company may terminate the Merger Agreement if the Mergers have not been consummated by the end date (subject to an automatic extension in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the primary cause of the failure of the Mergers to be consummated on or before that date.

If the Mergers are not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Mergers, the Company will be subject to a number of risks, including the following:

•the market price of the Company’s common stock could decline;
•the Company could owe substantial termination fees to Union Pacific under certain circumstances;
•if the Merger Agreement is terminated and the Union Pacific board or the Company’s board seeks another business combination, Union Pacific shareholders and Norfolk Southern shareholders cannot be certain that Union Pacific or the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the Merger Agreement;
•time, resources, and costs committed by the Company’s management team to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;
•the Company may experience negative reactions from the financial markets or from its customers, suppliers, employees, labor unions, or other business partners; and
•the Company will be required to pay its respective costs relating to the Mergers, such as legal, accounting, financial advisory, and printing fees, whether or not the Mergers are completed.

In addition, if the Mergers are not completed, the Company could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement, and whether or not any such litigation has any merit, the cost of defending such litigation may be significant. The materialization of any of these risks could adversely impact the Company’s ongoing business.

Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Mergers.

The Mergers are subject to the receipt of the requisite regulatory approvals, which requisite regulatory approvals may never be obtained, therefore preventing completion of the Mergers. In addition, in granting such approvals, regulatory authorities may impose conditions that could have a significant adverse effect on the Company or the combined company and the expected benefits of the Mergers therefore preventing completion of the Mergers.

Before the Mergers may be completed, the requisite regulatory approvals must have been obtained, including STB approval. The terms and conditions of the approvals that are granted may impose requirements, concessions, limitations, or costs or place restrictions on the conduct of the combined company’s business. Subject to the terms and conditions of the Merger Agreement, Union Pacific and the Company have each agreed to use their reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with each other in doing, all things necessary, proper, or advisable to cause the conditions to closing set forth in the Merger Agreement to be satisfied and to consummate and make effective the Mergers and the other transactions contemplated by the Merger Agreement prior to the end date, except that Union Pacific and its subsidiaries are not required to take, or commit to take, or agree to or accept any “materially burdensome regulatory condition”. For purposes of the foregoing, “reasonable best efforts” includes, among others, (i) proposing, negotiating, committing to, and effecting, by consent decree, hold separate order, or otherwise, the sale, divestiture, license, hold separate, or disposition of any and all of the share capital or other equity interest, assets, products, or businesses of Union Pacific and its subsidiaries or of the Company and its subsidiaries and (ii) otherwise taking or committing to take any actions that after the first effective time would limit Union Pacific’s or its subsidiaries’ freedom of action with respect to, or their ability to retain, or otherwise agreeing to any restriction, requirement, or limitation with respect to their or one or more of their subsidiaries’ assets, products, or businesses, in each case as may be required in order to avoid the entry of, or to effect the dissolution of, any injunction, temporary restraining order, or other order that would otherwise have the effect of preventing or delaying the closing. The STB and other regulatory and governmental authorities may impose requirements, concessions, and other conditions on the granting of such approvals. If such regulatory and governmental authorities seek to impose such requirements, concessions, or conditions, lengthy negotiations may ensue among such authorities, Union Pacific and the Company. Such requirements, concessions, and conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Mergers and such requirements, concessions, and conditions may not be identified or satisfied for an extended period of time following the Union Pacific special meeting and the Company’s special meeting. Such requirements, concessions and conditions may also impose additional costs or limitations on the combined company following the completion of the Mergers and the parties have agreed to accept such requirements, concessions, and conditions, even if significant, subject to the agreed-upon materially burdensome regulatory condition limitation in favor of Union Pacific. These requirements, concessions, and conditions may therefore reduce the anticipated benefits of the Mergers, including synergies, which could also have a significant adverse effect on the combined company’s business and cash flows and results of operations, and neither Union Pacific nor the Company can predict what, if any, requirements, concessions, and conditions may be required by regulatory or governmental authorities whose approvals are required. The requisite regulatory approvals may not be obtained at all, may not be obtained in a timely fashion, and may contain conditions on the completion of the Mergers.

In addition, under existing law, railroad competitors and customers of Union Pacific and the Company and other interested parties may intervene to oppose the STB application or seek protective conditions in the event approval by the STB is granted, which might affect the decision of the STB, delay the approval process, or reduce the anticipated benefits of the Mergers. Furthermore, if the STB does not provide final approval or imposes conditions on its approval in a final order, and Union Pacific and the Company decide to appeal such final order from the STB, any such appeal might not be resolved for a substantial period of time after the entry of such order by the STB.

The Company is subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect the Company’s business and operations.

In connection with the pendency of the Mergers, some customers, suppliers, and other persons with whom the Company has a business relationship have or may delay or defer certain business decisions or terminate, change, or renegotiate their relationships with the Company, as the case may be, as a result of the Mergers, which could negatively affect the Company’s revenues, earnings, and cash flows, as well as the market price of the Company’s common stock, regardless of whether the Mergers are completed.

Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the first Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, incur capital expenditures, settle litigation, amend organizational documents, declare dividends, enter new business lines, and invest in third parties. Such limitations could adversely affect the Company’s businesses and operations prior to the completion of the Mergers.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Mergers.

Uncertainties associated with the Mergers may cause a loss of management personnel and other key employees, and the Company may have difficulty attracting and motivating management personnel and other key employees.

The Company is dependent on the experience and industry knowledge of its management personnel and other key employees to execute its business plans. The combined company’s success after the completion of the Mergers will depend in part upon the ability of the Company to attract and retain key management personnel and other key employees. Prior to completion of the Mergers, current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the completion of the Mergers, which may have an adverse effect on the ability of the Company to attract or retain management personnel and other key employees.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

July 1-31, 2025	289,965	$266.84	289,965	$6,339,415,156
August 1-31, 2025	—	—	—	6,339,415,156
September 1-30, 2025	—	—	—	6,339,415,156

Total	289,965		289,965

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of September 30, 2025, $6.3 billion remains authorized for repurchase. With limited exceptions, the Merger Agreement prohibits repurchases of our common stock without Union Pacific’s consent. As a result, we suspended repurchases upon entering into the Merger Agreement.

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

Item 6.  Exhibits

2.1
Agreement and Plan of Merger, dated as of July 28, 2025, by and among Union Pacific Corporation, Ruby Merger Sub 1 Corporation, Ruby Merger Sub 2 LLC and Norfolk Southern Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on July 29, 2025).

10.1	Form of Retention Bonus Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2025).

10.2*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Restricted Stock Units approved by the Compensation and Talent Management Committee on September 23, 2025.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2025 and 2024; (iii) the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2025 and 2024; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2025 and 2024; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 23, 2025	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	October 23, 2025	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)