Form 10-K
period 2025-12-31
NORFOLK SOUTHERN CORP
filed 2026-02-09
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2025 was $57,481,458,868 (based on the closing price as quoted on the New York Stock Exchange on June 30, 2025).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2026: 224,572,025 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

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
•Categorical Independence Standards
•The Thoroughbred Code of Ethics
•Code of Ethical Conduct for Senior Financial Officers

Merger Agreement – On July 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Union Pacific Corporation, a Utah corporation (“Union Pacific”), Ruby Merger Sub 1 Corporation, a Virginia corporation and a direct wholly owned subsidiary of Union Pacific (“Merger Sub 1”), and Ruby Merger Sub 2 LLC, a Virginia limited liability company and a direct wholly owned subsidiary of Union Pacific (“Merger Sub 2”).
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

The consummation of the Mergers is subject to certain conditions, including approval by the U.S. Surface Transportation Board (STB). Additionally, if the Merger Agreement is terminated under specific circumstances, either we or Union Pacific are required to pay a termination fee of $2.5 billion.
K3

RAILROAD OPERATIONS – At December 31, 2025, we operated approximately 19,100 route miles in 22 states and the District of Columbia.

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
•Cleveland to Kansas City

K4

The miles operated, which include an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2025
	Route Miles	Second and Other Main Track	Passing Track, Crossovers, and Turnouts	Way and Yard Switching	Total

Owned	14,594	2,826	1,975	8,212	27,607
Operated under lease, contract, or trackage
rights	4,525	1,735	373	719	7,352

Total	19,119	4,561	2,348	8,931	34,959

We operate freight service over lines with ongoing Amtrak and commuter passenger operations, including trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Virginia Passenger Rail Authority (VPRA), and the Michigan Department of Transportation.

The following table sets forth certain statistics relating to our operations for the past five years:

	Years ended December 31,
	2025	2024	2023	2022	2021

Revenue ton miles (billions)	184	178	176	179	178
Revenue per thousand revenue ton miles	$66.31	$68.09	$69.05	$71.35	$62.56
Revenue ton miles (thousands) per railroad employee	9,486	8,846	8,719	9,513	9,694
Ratio of railway operating expenses to railway
operating revenues (railway operating ratio)	64.2%	66.4%	76.5%	62.3%	60.1%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $12.2 billion in 2025.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In 2025, we handled 2.3 million merchandise carloads, which accounted for 63% of our total railway operating revenues.

K5

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers, and asset-owning companies. In 2025, we handled 4.1 million intermodal units, which accounted for 25% of our total railway operating revenues.

COAL – Coal revenues accounted for 12% of our total railway operating revenues in 2025.  We handled 78.0 million tons, or 0.7 million carloads, most of which originated on our lines from major eastern coal basins with the balance from major western coal basins received via the Memphis and Chicago gateways. Our coal franchise supports the electric generation market, directly serving 18 coal-fired power plants, as well as the export, domestic metallurgical, and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, at Lamberts Point in Norfolk, Virginia, at the Port of Baltimore, at McDuffie Coal Terminal in Mobile, AL, and on Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net properties of approximately $36 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2025	2024	2023	2022	2021
	($ in millions)

Road and other property	$1,824	$1,711	$1,525	$1,345	$1,041
Acquisition of assets of CSR	—	1,643	22	—	—
Equipment	380	670	802	603	429

Total	$2,204	$4,024	$2,349	$1,948	$1,470

Our capital spending and replacement programs are and have been designed to support our ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – Our equipment includes owned and leased locomotives and railcars; maintenance of way equipment and machinery; other equipment and tools used in our shops, offices, and facilities; and vehicles and other equipment used for maintenance, transportation, and other activities. Our equipment includes both owned equipment acquired by us and equipment held under lease arrangements. At December 31, 2025, we owned or leased the following revenue generating equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,114	—	3,114	12,114,700
Auxiliary units	140	—	140	—
Switching	4	—	4	4,400

Total locomotives	3,258	—	3,258	12,119,100

Freight cars:				(Tons)
Gondola	17,079	3,441	20,520	2,316,360
Hopper	6,445	687	7,132	820,710
Covered hopper	4,956	310	5,266	585,876
Box	1,542	331	1,873	175,753
Flat	986	667	1,653	119,375
Other	120	—	120	—

Total freight cars	31,128	5,436	36,564	4,018,074

Intermodal equipment:
Chassis	38,987	—	38,987
Containers	17,404	—	17,404

Total intermodal equipment	56,391	—	56,391

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2025:

	2025	2024	2023	2022	2021	2016- 2020	2011- 2015	2010 & Before	Total
Locomotives:
No. of units	—	—	—	—	1	180	291	2,786	3,258
% of fleet	—%	—%	—%	—%	—%	6%	9%	85%	100%

Freight cars:
No. of units	324	348	1,059	235	—	1,440	8,622	19,100	31,128
% of fleet	1%	1%	3%	1%	—%	5%	28%	61%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2025 and information regarding 2025 retirements:

	Locomotives		Freight Cars
Average age – in service	30.5	years	24.1	years
Retirements	27	units	1,182	units
Average age – retired	27.5	years	45.6	years

Track Maintenance – Of the 35,000 total miles of track on which we operate, we are responsible for maintaining 28,200 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 85% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard. Approximately 40% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2025.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2025	2024	2023	2022	2021
Track miles of rail installed	479	559	584	541	458
Miles of track surfaced	4,061	3,957	4,013	4,155	4,225
Crossties installed (millions)	2.0	2.1	2.1	2.2	2.0

Traffic Control – Of the 16,200 route miles we dispatch, 10,300 miles incorporate signalization. This includes 8,600 miles governed by Centralized Traffic Control, 1,700 miles utilizing Automatic Block Signals, and 600 miles utilizing Cab Signals. The majority of these locations are controlled wirelessly through NS’s Interoperable Train Control Messaging and Advanced Train Control System communications networks and associated infrastructure.

ENVIRONMENTAL MATTERS – Compliance with laws and regulations relating to the protection of the environment is one of our principal goals.  With the exception of our response to the Eastern Ohio Incident (the “Incident” as defined in Note 19) such compliance has not had a material effect on our financial position, results of operations, or liquidity. For further information on the Incident and environmental matters, see Note 19 in Item 8 “Notes to Consolidated Financial Statements.”

HUMAN CAPITAL MANAGEMENT

Workforce – We employed an average of 19,400 employees during 2025 and 19,300 employees at the end of 2025. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions and referred to as “craft” employees. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The remainder of our workforce is composed of management employees.

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

Craft Workforce Levels and Productivity – Maintaining appropriate headcount levels for our craft-employee workforce is critical to our on-time and consistent delivery of customers’ goods and operational efficiency goals. We manage this human capital metric through strategic cross functional teams from multiple departments who utilize forecasting tools designed to ensure the optimal level of staffing to meet business demands. We measure and monitor employee productivity based on various factors, including gross ton miles per train and engine employee.

Attracting and Retaining Management Employees – Our talent strategy for management employees is essential to attracting strong candidates in a competitive talent environment. We evaluate the effectiveness of that strategy by studying market trends, benchmarking the attractiveness of our employee value proposition, maintaining a competitive compensation package, and analyzing retention data.

We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of ongoing surveys among employees, to identify new initiatives that will help boost engagement and drive business results.

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

In pursuit of this goal, we are dedicated to establishing a workplace where a broad spectrum of identities, perspectives, and experiences is not only represented but also valued and enabled to deliver outstanding results.

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

K9

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts may continue in 2026.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

In 2025, through the Norfolk Southern Operation Awareness and Response Program as well as participation in the Transportation Community Awareness and Emergency Response Program, we provided rail accident response training to more than 5,800 emergency responders, such as local police and fire personnel, utilizing a combination of online training and face-to-face training sessions as well as the Norfolk Southern Safety Train. We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Center.

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

Item 1A. Risk Factors

The risks set forth in the following risk factors could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. The information set forth in this Item 1A “Risk Factors” should be read in conjunction with the rest of the information included in this annual report, including
Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” We have experienced a number of the risks described below in connection with the Incident and the Incident Proceedings (defined below). The risks described below should be read in conjunction with the information regarding the Incident and Incident Proceedings provided in Note 19 in Item 8 “Notes to Consolidated Financial Statements.”

RISKS RELATED TO THE MERGERS

We have identified certain additional risk factors in connection with the Mergers. For additional information concerning these risks, uncertainties and assumptions, please refer to the section entitled “Risk Factors” included in our proxy statement filed with the SEC on October 1, 2025.

The Mergers are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Mergers could have material adverse effects on the Company. The completion of the Mergers is subject to a number of conditions, including, among others, the receipt of the requisite regulatory approvals, which make the completion of the Mergers and timing thereof uncertain. Also, either Union Pacific or the Company may terminate the Merger Agreement if the Mergers have not been consummated by the end date (subject to an automatic extension in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the primary cause of the failure of the Mergers to be consummated on or before that date.

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
K11

•time, resources, and costs committed by the Company’s management team to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;
•negative reactions from the financial markets or from its customers (certain of whom have and may continue to diversify their distribution networks, including in response to actions by our competitors), suppliers, employees, labor unions, or other business partners; and
•the Company will be required to pay its respective costs relating to the Mergers, such as legal, accounting, financial advisory, and printing fees, whether or not the Mergers are completed.

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

The Mergers are subject to the receipt of the requisite regulatory approvals, which requisite regulatory approvals may never be obtained, therefore preventing completion of the Mergers. In addition, in granting such approvals, regulatory authorities may impose conditions that could have a significant adverse effect on the Company or the combined company and the expected benefits of the Mergers therefore preventing completion of the Mergers. Before the Mergers may be completed, the requisite regulatory approvals must have been obtained, including STB approval. While the initial Merger application with the STB was determined to be incomplete, the Company and Union Pacific are in process of preparing a revised application that incorporates the additional items identified by the STB. The terms and conditions of the approvals that are granted may impose requirements, concessions, limitations, or costs or place restrictions on the conduct of the combined company’s business. Subject to the terms and conditions of the Merger Agreement, Union Pacific and the Company have each agreed to use their reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with each other in doing, all things necessary, proper, or advisable to cause the conditions to closing set forth in the Merger Agreement to be satisfied and to consummate and make effective the Mergers and the other transactions contemplated by the Merger Agreement prior to the end date, except that Union Pacific and its subsidiaries are not required to take, or commit to take, or agree to or accept any “materially burdensome regulatory condition.” For purposes of the foregoing, “reasonable best efforts” includes, among others, (i) proposing, negotiating, committing to, and effecting, by consent decree, hold separate order, or otherwise, the sale, divestiture, license, hold separate, or disposition of any and all of the share capital or other equity interest, assets, products, or businesses of Union Pacific and its subsidiaries or of the Company and its subsidiaries and (ii) otherwise taking or committing to take any actions that after the first effective time would limit Union Pacific’s or its subsidiaries’ freedom of action with respect to, or their ability to retain, or otherwise agreeing to any restriction, requirement, or limitation with respect to their or one or more of their subsidiaries’ assets, products, or businesses, in each case as may be required in order to avoid the entry of, or to effect the dissolution of, any injunction, temporary restraining order, or other order that would otherwise have the effect of preventing or delaying the closing. The STB and other regulatory and governmental authorities may impose requirements, concessions, and other conditions on the granting of such approvals. If such regulatory and governmental authorities seek to impose such requirements, concessions, or conditions, lengthy negotiations may ensue among such authorities, Union Pacific and the Company. Such requirements, concessions, and conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Mergers and such requirements, concessions, and conditions may not be identified or satisfied for an extended period of time following the Union Pacific special meeting and the Company’s special meeting. Such requirements, concessions and conditions may also impose additional costs or limitations on the combined company following the completion of the Mergers and the parties have agreed to accept such requirements, concessions, and conditions, even if significant, subject to the agreed-upon materially burdensome regulatory condition limitation in favor of Union Pacific. These requirements, concessions, and conditions may therefore reduce the anticipated benefits of the Mergers, including synergies, which could also have a significant adverse effect on the combined company’s business and cash flows and results of operations, and
K12

neither Union Pacific nor the Company can predict what, if any, requirements, concessions, and conditions may be required by regulatory or governmental authorities whose approvals are required. The requisite regulatory approvals may not be obtained at all, may not be obtained in a timely fashion, and may contain conditions on the completion of the Mergers.

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

The Company is subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect the Company’s business and operations. In connection with the pendency of the Mergers, some customers, suppliers, and other persons with whom the Company has a business relationship have or may delay or defer certain business decisions or terminate, change, or renegotiate their relationships with the Company, as the case may be, as a result of the Mergers or responsive actions taken by one or more of our competitors, which could negatively affect the Company’s revenues, earnings, and cash flows, as well as the market price of the Company’s Common Stock, regardless of whether the Mergers are completed.

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

INCIDENT RISKS

As defined and as further described in Note 19 in Item 8 “Notes to Consolidated Financial Statements,” there was an Incident that occurred in the first quarter of 2023 that consisted of a February 3, 2023 train derailment in East Palestine, Ohio that included 11 non-Company-owned tank cars containing hazardous materials, fires associated with the derailment that threatened certain of the tank cars, and a controlled vent and burn procedure conducted on February 6, 2023 on five of the derailed tank cars, all of which contained vinyl chloride. As a result of the Incident, we became subject to numerous legal, regulatory, legislative, and other proceedings related thereto, including but not limited to, the National Transportation Safety Board (NTSB) Investigation, the FRA Incident Investigation, the FRA Safety Assessment, the U.S. Department of Justice (DOJ) Complaint, the Ohio Complaint, the Incident Lawsuits, the Shareholder Matters, and the Incident Inquiries and Investigations (each as defined in Note 19 in Item 8 “Notes to Consolidated Financial Statements”) in addition to other proceedings, actions, or potential changes in response to the Incident, including but not limited to those related to, among other items, train size, train length,
K13

train composition, crew size, or detection systems (collectively, the “Incident Proceedings”). Set forth below are additional risks pertaining to an investment in the Company that are related to the Incident and the Incident Proceedings.

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

While we have accrued estimates of probable and reasonably estimable liabilities with respect to the Incident and the Incident Proceedings, we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, and such estimates may change over time due to a variety of factors, including but not limited to those set forth in Note 19 in Item 8 “Notes to Consolidated Financial Statements” or other unfavorable or unexpected developments or outcomes which could result in our current estimates being insufficient. These estimated amounts also do not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons set forth in Note 19 in Item 8 “Notes to Consolidated Financial Statements.” As a result, our currently accrued amounts of estimated liabilities may be insufficient, and any additional, new or updated accruals could have a material adverse effect on our results of operations or financial position.

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

The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. Additional, updated, or changed oversight and regulation of the rail industry by Congress or the STB, whether under new, existing, amended, or repealed laws or regulations, including but not limited to those pertaining to reciprocal switching, if imposed, could have a significant negative impact on our ability to negotiate prices for rail services, on our railway operating revenues, and on the efficiency, conduct, or complexity of our operations. Such additional or updated industry regulation, as well as enactment of any new or updated tax laws, could also negatively impact cash flows from our operating activities and, therefore, result in reduced capital spending on our rail network or abandonment of lines.

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT (including the FRA) and the DHS (including the TSA), which regulate many aspects of our operations related to safety, security, and
K14

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
K15

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

As a common carrier by rail, we must offer to transport hazardous materials, which exposes us to significant costs and claims. Transportation of certain hazardous materials or third party-owned equipment (typically used to transport such materials) creates risks of significant losses in terms of personal injury and property (including environmental) damage and compromises critical parts of our rail network. The costs of a catastrophic rail accident involving hazardous materials or third party-owned equipment could exceed our insurance coverage. We have obtained insurance for potential losses for third-party liability and first-party property damages (see Note 19 in Item 8 “Notes to Consolidated Financial Statements”); however, insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us. Any future legislation preventing the transportation of hazardous materials through specific cities could have negative impacts including increased network congestion and operating costs, reduced operating efficiency, and increased risk of an accident involving hazardous materials.

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
K16

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

Insurance coverage under Norfolk Southern's property and liability policies extends to certain acts of terrorism. In addition, premiums for some or all of our current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses could be unavailable to us in the future.

We may be negatively affected by supply constraints resulting from disruptions in our fuel markets or supplier markets. We consumed approximately 366 million gallons of diesel fuel in 2025. Fuel availability could be affected by limitation in the fuel supply or by imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, or other factors could impact us as well as our customers and other transportation companies.

Due to the capital-intensive nature, as well as the industry-specific requirements of the rail industry, high barriers of entry exist for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment. As a result, we are dependent on certain key suppliers and manufacturers of locomotive and railroad items. Disruption to one or more of our key suppliers or manufacturers, including as a result of stopped or restricted production, labor stoppage or restriction, or significant supply shortage or outage could negatively impact our operating efficiency and increase costs. Additionally, we compete with other industries for available capacity and raw materials used in
K17

the production of locomotives and certain track and rolling stock materials. Changes in the competitive landscapes of these limited supplier markets could also result in significantly increased prices or material shortages.

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

TECHNOLOGY RISKS

A significant cybersecurity incident or other disruption to our technology infrastructure resulting from internal and external threats could disrupt our business operations. To conduct business, we extensively rely on information and operational technology systems. The threat landscape is vast, with potential attacks from cybercriminals, nation-states, state-sponsored actors and others including, but not limited to, service denials, unauthorized access, compromised equipment or rolling stock, extortion, or theft of data or money. As a result, our business continuity and disaster recovery plans and activities may not be sufficient for all eventualities, resulting in the potential for a data breach or significant service or operational disruption or failure involving one or more information or operational technology systems operated by us or under control of third parties, including computer hardware, software, cloud services and transportation and communications equipment. Such failures or disruptions can adversely impact our business by, among other things, preventing intercompany communications and disrupting operations that may result in direct or indirect monetary losses, damage to equipment or property, or loss of confidence in corporate competency. Any one or more of these events could have a material adverse effect on our results of operations, financial position, or operations. Although we maintain security programs designed to protect our information and operational technology systems, we are continually targeted by threat actors attempting to access our networks and we may be unable to detect or prevent a breach of our systems or equipment or disruption to our service in the future. In addition, while we have previously experienced technology outages and cybersecurity events that have impacted our systems and service, future events may result in more significant impacts to our operations, reputation or financial results. These potentially impactful future events could include service disruptions, unauthorized access to our systems or equipment, viruses, ransomware, and/or the compromise, acquisition, or destruction of our data. We also could be impacted by cybersecurity events targeting third parties
K18

that we rely on for business operations, including third party vendors that have access to our systems or data and third parties who provide services and are in our supply chain. Such a direct or indirect cybersecurity incident could interrupt our service, cause safety failures or operational difficulties, decrease revenues, increase operating costs, impact our efficiency, damage our corporate reputation, and/or expose us to litigation or government action or increased regulation, which could result in penalties, fines or judgments. In addition, our failure to comply with or adhere to privacy-related or data protection laws and regulations could result in government investigations and proceedings against us, or litigation, resulting in adverse reputational impacts, penalties, and legal liability.

Our business may be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information or operational technology systems. If we fail to develop, acquire or implement new technology, or otherwise fail to maintain, protect or integrate our information or operational technology systems, we may suffer a competitive disadvantage within the rail industry and with companies providing alternative modes of transportation service. The techniques used by cybersecurity threat actors to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace. Consequently, these techniques may be difficult to detect and cybersecurity events are therefore increasingly difficult to prevent. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence and machine learning (both of which we use), may make it more difficult to anticipate cybersecurity threats and implement adequate protective countermeasures. If we fail to adequately develop or maintain our information or operational technology systems or cybersecurity infrastructure, we may become increasingly vulnerable to cybersecurity events, or other breaches or disruptions to our information or operational technology systems.

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

HUMAN CAPITAL RISKS

Failure to attract, retain, and transition key executive officers, or skilled professional or technical employees could adversely impact our business and operations. Our success depends on our ability to attract and retain skilled employees, including key executive officers to oversee our operational, productivity, marketing, and technological initiatives, as well as a sufficient number of skilled professional and craft employees to enable us to efficiently conduct our operations. Difficulties in recruiting and retaining skilled employees, including train and
K19

engine workers, key executives, and other skilled professional and technical employees; the loss of such individuals; and/or our inability to successfully transition key executive, professional, technical, or skilled roles could each have a material adverse effect on our financial position, results of operations, and operations. The loss of one or more key employees could also result in the depletion of our institutional knowledge base and may result in our inability or increased difficulty in successfully transitioning key roles, which could materially adversely impact our business.

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

MACROECONOMIC AND MARKET RISKS

We may be negatively impacted by changes in general economic conditions. Because our business is dependent on the rail shipping needs of our customers, negative changes in domestic and global economic conditions, including reduced import and export volumes, could affect the producers and consumers of the freight we carry. Recessionary economic cycles and downturns in customers’ business cycles, especially in market segments and industries where we have a significant concentration of customers, may substantially reduce our volumes, and lead to excess capacity in the industry, resulting in pressure on rates we are able to obtain for our services. Economic conditions could also result in bankruptcies of one or more of our customers. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model. We are impacted by industrial production, inflation, unemployment, and consumer spending. We have been and may in the future be, materially impacted by adverse developments in these aspects of the economy.

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
K20

from accessing external sources of short- and long-term debt financing and/or significantly increase the associated costs.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

Process

We use a multi-layered defensive cybersecurity strategy based on the cyber security framework drafted by the U.S. Department of Commerce's National Institute of Standards and Technology (NIST). The NIST Cybersecurity Framework (NIST CSF) is a voluntary framework of best practices to identify, protect, detect, respond to, and recover from cybersecurity matters. Based on the NIST CSF, our processes to identify, assess, manage, and govern material risks from cybersecurity threats includes the following:

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

Govern
We govern cybersecurity risk by establishing and maintaining the policies, processes, and oversight mechanisms that define how risk is identified, assessed, and managed across the enterprise. Governance ensures that roles, responsibilities, and decision-making authority are clearly articulated and aligned with organizational objectives, regulatory requirements, and risk appetite. Through governance, we embed accountability and transparency into our cybersecurity program, enabling informed prioritization of resources and consistent execution of risk management practices.

We further monitor, test, assess, and update these processes, including working with government agencies and peers to implement practices to guard against an evolving threat environment and to ensure we remain compliant with relevant regulatory requirements.

K21

Integration into our Risk Management Framework

Our processes to assess, identify, and manage cybersecurity risks are expressly incorporated into our enterprise risk management (ERM) framework. Technology is one of the five primary risk categories addressed by the ERM framework, and cybersecurity is identified as a subcategory of the technology risk. Our ERM leadership team works with the Chief Information and Digital Officer (CIDO), the Chief Information Security Officer (CISO), and other technology leaders to identify, define, and assess top areas of technology and cybersecurity risks, which are included in our ERM risk framework and mapped to the NIST CSF. Our internal ERM leadership meets regularly with our technology leadership team to review developments in our technology risk profile and works with the cybersecurity team to monitor key risk indicators linked to our cybersecurity risks. Any changes to the threat landscape are discussed and considered as adjustments to our risk profile.

Third-Party Engagement

We employ multiple service providers from time to time to perform periodic reviews and evaluations of our cybersecurity framework, the results of which are provided to and reviewed with management, with appropriate reporting to the Board. These reviews encompass a broad range of areas, including information technology system resilience, cybersecurity risk assessments, information security program assessments, external threat environment reviews, internal cybersecurity policy compliance, and near-term incident response to identify or disconfirm potential involvement of a threat actor.

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
K22

cybersecurity vulnerabilities, information technology resiliency, and our related processes and procedures, so that we can continue to identify and address key cybersecurity risks.

CYBERSECURITY GOVERNANCE

Board Oversight

The Norfolk Southern Board has direct oversight of cybersecurity risks. The Board receives periodic reports from the CIDO and CISO regarding the primary technology risks impacting the company, including risks impacting our information and operational systems, service resiliency, cybersecurity risks, and the related threat environment. Agendas for these periodic updates may be further adjusted to address any emerging risks or key topics in greater detail, including emerging regulations, best practices, cyber readiness, and third-party assessment results. Regular updates are also provided to the Board regarding all material or potentially material cybersecurity incidents, including root causes, and identification of and progress towards, remediation activities through completion.

The Board receives an annual report from the CIDO and CISO highlighting the emerging threat landscape, our progress executing on our defensive cybersecurity strategy, and a review of our cybersecurity incident investigation and response processes.

Management's Role

Our CISO, reporting to the CIDO, is directly responsible for the assessment, oversight, and management of our enterprise-wide cybersecurity strategy and governance. Such individual has over 20 years of experience in critical infrastructure security, including significant experience working with government agencies such as the Federal Bureau of Investigation, the Transportation Security Agency, and the Department of Homeland Security. As noted above, our technology risk working group, comprised of leaders across the information technology, information security, and law departments, including our CIDO, CISO, and Data Privacy Officer (DPO), among others, further monitor developments in the threat landscape so that key cybersecurity threats impacting the Company continue to be identified and prioritized.

Management and Board Reporting

Cybersecurity incidents are reported directly to the CISO in accordance with the applicable incident response plan. The CISO, together with the DPO, determine incident severity and response, and in turn report material or potentially material incidents to our internal 8-K subcommittee (comprised of senior leaders from the law, accounting, finance, investor relations, and communications departments), our Chief Executive Officer (CEO), and our Chief Legal Officer, who in turn notify the Chair of the Board. The Board is promptly notified prior to filing any 8-K disclosing any material or potentially material cybersecurity incidents, with the CIDO and CISO providing the Board with further updates regarding root causes and remediation efforts.

We also have a cybersecurity incident response plan including specific responsive protocols administered by a predesignated incident response team, led by the CISO and DPO and comprised of other members of management. This incident response team also conducts periodic table-top exercises with management to ensure adherence to our cybersecurity incident response plan.

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

K23

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 19 “Commitments and Contingencies” in Item 8 “Notes to Consolidated Financial Statements.”

Item 4. Mine Safety Disclosures

Not applicable.

K24

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board considers appropriate. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, at February 1, 2026, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Mark R. George, 58, President and Chief Executive Officer	Present position since September 11, 2024. Served as Executive Vice President and Chief Financial Officer from November 1, 2019 to September 11, 2024.

Anil Bhatt, 51, Executive Vice President and Chief Information and Digital Officer
Present position since August 19, 2024.
Prior to joining Norfolk Southern, served in various positions at Elevance Health. Served as Global Chief Information Officer from December 2020 through August 2024 and Senior Vice President & Chief Technology Officer from August 2018 to December 2020.

John F. Orr, 62, Executive Vice President and Chief Operating Officer
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

Claude E. Elkins, Jr., 60, Executive Vice President and Chief Commercial Officer	Present position since December 1, 2021. Served as Vice President Industrial Products from April 1, 2018 to December 1, 2021.

Jason A. Zampi, 51, Executive Vice President and Chief Financial Officer
Present position since September 24, 2024.
Served as Senior Vice President Finance and Treasurer from August 20, 2024 to September 24, 2024. Served as Vice President of Financial Planning and Analysis from June 1, 2020 to September 24, 2024. Served as Vice President and Controller from December 16, 2018 to June 1, 2020.

Claiborne L. Moore, 46, Vice President and Controller	Present position since March 1, 2022. Served as Assistant Vice President Corporate Accounting from March 15, 2019 to March 1, 2022.
K25

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 17,030 stockholders of record as of December 31, 2025, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased under Publicly Announced Plans or Programs(1)

October 1-31, 2025	—	$—	—	$6,339,415,156
November 1-30, 2025	—	—	—	6,339,415,156
December 1-31, 2025	—	—	—	6,339,415,156

Total	—		—

(1)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of December 31, 2025, $6.3 billion remains authorized for repurchase, until such amount is exhausted. With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended repurchases upon entering into the Merger Agreement.

Item 6. [Reserved]
K26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes. Refer to Item 8 “Notes to Consolidated Financial Statements” for all “Note” references.

OVERVIEW

Since 1827, Norfolk Southern Corporation and its predecessor companies have safely moved the goods and materials that drive the U.S. economy. Our dedicated team members deliver a wide variety of commodities annually for our customers, from agriculture products to consumer goods, and help them reduce carbon emissions by shipping via rail. We have the most extensive intermodal network in the eastern U.S. Our network serves a majority of the country's population and manufacturing base, with connections to every major container port on the Atlantic coast as well as major ports in the Gulf Coast and Great Lakes.

Throughout 2025, we took deliberate actions to strengthen the Company and position it for long-term success. On July 28, 2025, we entered into a Merger Agreement with Union Pacific, marking a transformational step toward creating America’s first transcontinental railroad—an outcome we believe will unlock new opportunities for our customers, employees, and the broader U.S. economy. By integrating two complementary networks, the merged company will be positioned to deliver more efficient, reliable, and sustainable freight service across the nation. Details of the proposed transactions are further described in Note 2.

We also continued to make progress towards resolving environmental and legal matters resulting from the Incident (as defined further and described in Note 19) with insurance and other recoveries during 2025 exceeding incremental expenses. Safety continued to be a core value, and our relentless focus and intentional actions drove improvements in numerous safety metrics. Operational execution remained a key focus in 2025, with an emphasis on delivering high quality service while delivering notable improvements in labor productivity and fuel efficiency. Despite periods of macroeconomic uncertainty, growth in automotive and chemicals traffic, reflecting improved service and customer demand, drove merchandise revenues higher and led to a modest increase in overall volumes.

The combination of operational productivity, modest volume growth and favorable merchandise pricing were pivotal in driving earnings growth as compared to 2024. Although our financial results, as compared to the prior year, were significantly impacted by the absence of $433 million in gains on the sales of railway lines that occurred in 2024, we successfully monetized other properties that resulted in meaningful gains in the current year. For the full year, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 64.2%, and an adjusted operating ratio of 65.0% (see our non-GAAP reconciliations beginning on page K28). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

				2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	($ in millions, except per share amounts)			(% change)

Railway operating revenues	$12,180	$12,123	$12,156	—%	—%
Railway operating expenses	$7,824	$8,052	$9,305	(3%)	(13%)
Income from railway operations	$4,356	$4,071	$2,851	7%	43%
Net income	$2,873	$2,622	$1,827	10%	44%
Diluted earnings per share	$12.75	$11.57	$8.02	10%	44%
Railway operating ratio (percent)	64.2	66.4	76.5	(3%)	(13%)

K27

Income from railway operations, net income, and diluted earnings per share increased in 2025 compared to 2024, the result of lower railway operating expense and higher railway operating revenues. The decrease in railway operating expense includes higher net recoveries related to the Incident in addition to lower expenses associated with restructuring activities. Partially offsetting those items were lower gains from the sales of railway lines and properties and expenses incurred in 2025 related to the proposed merger. The increase in railway operating revenues was driven by a combination of favorable traffic mix, which was partially offset by lower fuel surcharge revenue. Our railway operating ratio improved to 64.2 percent.

Income from railway operations, net income, and diluted earnings per share increased in 2024 compared to 2023, primarily a result of lower railway operating expenses. The reduction in our operating expenses included lower net expenses related to the Incident and $433 million of gains on the sale of railway lines. Railway operating revenues were slightly lower as decreased fuel surcharge revenue, an adverse mix of traffic, and decreased pricing were nearly offset by increased volumes. Our railway operating ratio improved to 66.4 percent.

The following tables adjust our 2025, 2024, and 2023 financial results as reported under U.S. Generally Accepted Accounting Principles (GAAP) financial results to exclude certain items. Adjusted 2025 financial results exclude Merger-related expenses, restructuring and other charges, and the overall impact on operating expenses resulting from costs and recoveries associated with the Incident. Adjusted 2024 financial results exclude gains on railway line sales, restructuring and other charges, costs and recoveries associated with the Incident, shareholder advisory costs, and a deferred tax adjustment. Adjusted 2023 financial results exclude the effects of the Incident. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for 2025
	Reported (GAAP)	Merger-Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$7,824	$(80)	$(22)	$190	$7,912

Income from railway operations	$4,356	$80	$22	$(190)	$4,268

Net income	$2,873	$69	$17	$(143)	$2,816

Diluted earnings per share	$12.75	$0.31	$0.07	$(0.64)	$12.49

Railway operating ratio (percent)	64.2	(0.6)	(0.2)	1.6	65.0

K28

	Non-GAAP Reconciliation for 2024
	Reported (GAAP)	Gains on Railway Line Sales	Restructuring and Other Charges	Eastern Ohio Incident	Shareholder Advisory Costs	Deferred Income Tax Adjustment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway
operating	$8,052	$433	$(183)	$(325)	$—	$—	$7,977
expenses

Income from
railway	$4,071	$(433)	$183	$325	$—	$—	$4,146
operations

Net income	$2,622	$(327)	$125	$247	$44	$(27)	$2,684

Diluted earnings	$11.57	$(1.44)	$0.55	$1.09	$0.20	$(0.12)	$11.85
per share

Railway
operating ratio	66.4	3.6	(1.5)	(2.7)	—	—	65.8
(percent)

	Non-GAAP Reconciliation for 2023
	Reported (GAAP)	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$9,305	$(1,116)	$8,189
Income from railway operations	$2,851	$1,116	$3,967
Net income	$1,827	$846	$2,673
Diluted earnings per share	$8.02	$3.72	$11.74
Railway operating ratio (percent)	76.5	(9.1)	67.4
K29

In the table below, references to 2025, 2024, and 2023 results and related comparisons use the adjusted, non-GAAP results from the reconciliations in the preceding tables.

	Adjusted (Non-GAAP)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	($ in millions, except per share amounts)			(% change)

Railway operating expenses	$7,912	$7,977	$8,189	(1%)	(3%)
Income from railway operations	$4,268	$4,146	$3,967	3%	5%
Net income	$2,816	$2,684	$2,673	5%	—%
Diluted earnings per share	$12.49	$11.85	$11.74	5%	1%
Railway operating ratio (percent)	65.0	65.8	67.4	(1%)	(2%)

On an adjusted basis, income from railway operations in 2025 increased due to lower adjusted railway operating expenses and higher railway operating revenues, which drove improvements in net income, diluted earnings per share, and operating ratio. Railway operating revenues were higher driven by a combination of favorable traffic mix, which was partially offset by lower fuel surcharge revenue. Adjusted railway operating expenses were down over prior year as higher gains on operating property sales and lower fuel expense were partially offset by increased expenses associated with claims, materials, compensation and benefits, purchased services and equipment rents.

In 2024, on an adjusted basis, income from railway operations increased due to lower adjusted railway operating expenses, with lower fuel prices, decreased costs of purchased services, and lower other expenses contributing significantly to the overall decline, and more than offsetting the decline in revenue. Net income and diluted earnings per share were only up slightly compared to the prior year as lower other income-net and higher interest expense on debt offset the increase in income from railway operations.

K30

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by commodity group.

	Revenues			2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	($ in millions)			(% change)
Merchandise:
Agriculture, forest and consumer products	$2,538	$2,521	$2,530	1%	—%
Chemicals	2,206	2,123	2,054	4%	3%
Metals and construction	1,724	1,682	1,634	2%	3%
Automotive	1,216	1,144	1,135	6%	1%
Merchandise	7,684	7,470	7,353	3%	2%
Intermodal	3,009	3,042	3,090	(1%)	(2%)
Coal	1,487	1,611	1,713	(8%)	(6%)
Total	$12,180	$12,123	$12,156	—%	—%

	Units			2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	(in thousands)			(% change)
Merchandise:
Agriculture, forest and consumer products	733.4	741.7	734.3	(1%)	1%
Chemicals	551.5	518.3	515.0	6%	1%
Metals and construction	638.6	641.6	634.1	—%	1%
Automotive	389.7	362.7	361.5	7%	—%
Merchandise	2,313.2	2,264.3	2,244.9	2%	1%
Intermodal	4,055.0	4,107.7	3,822.4	(1%)	7%
Coal	695.0	684.8	677.1	1%	1%
Total	7,063.2	7,056.8	6,744.4	—%	5%

	Revenue per Unit			2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	($ per unit)			(% change)
Merchandise:
Agriculture, forest and consumer products	$3,460	$3,399	$3,445	2%	(1%)
Chemicals	4,000	4,096	3,989	(2%)	3%
Metals and construction	2,700	2,621	2,577	3%	2%
Automotive	3,121	3,155	3,140	(1%)	—%
Merchandise	3,322	3,299	3,275	1%	1%
Intermodal	742	740	808	—%	(8%)
Coal	2,139	2,352	2,530	(9%)	(7%)
Total	1,724	1,718	1,802	—%	(5%)

K31

Revenues increased $57 million in 2025 but decreased $33 million in 2024 compared to the prior year. Revenues increased in 2025 as a result of improved average revenue per unit, driven by favorable traffic mix being partially offset by lower fuel surcharge revenues, and increased volume. Revenues decreased in 2024 as a result of lower average revenue per unit, driven by lower fuel surcharge revenue, adverse mix, and decreased pricing, partially offset by higher volume.

The table below reflects the components of the revenue change by major commodity group.

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$161	$(39)	$24	$64	$231	$19
Fuel surcharge
revenue	(73)	(45)	(16)	(131)	(101)	(29)
Rate, mix and
other	126	51	(132)	184	(178)	(92)

Total	$214	$(33)	$(124)	$117	$(48)	$(102)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Fuel surcharge revenues totaled $828 million, $962 million, and $1.2 billion in 2025, 2024, and 2023, respectively. The decline in fuel surcharge revenues in each comparison was primarily driven by fluctuations in fuel commodity prices.

MERCHANDISE revenues increased in both 2025 and 2024 compared with the prior years. In 2025, revenues increased as volume was higher and favorable pricing and mix more than offset lower fuel surcharge revenue. In 2024, revenues rose as volume was higher for all commodity groups and pricing gains more than offset lower fuel surcharge revenue.

Agriculture, forest and consumer products revenues increased in 2025 but decreased slightly in 2024 compared with the prior years. In 2025, the increase in revenues was the result of higher average revenue per unit due to favorable pricing and mix, offset partially by lower fuel surcharge revenue. Volume declined from the prior year, primarily related to corn and soybean shipments. Decreased corn volumes were the result of decreased demand for shipments to the southeast. Soybean volumes decreased due to lower export demand. In 2024, the decrease was the result of lower average revenue per unit driven by lower fuel surcharge revenue, partially offset by increased price, and increased volume. Increased volume in soybeans, corn, and feed were partially offset by lower volume in fertilizers and ethanol. Soybean volume increased due to spot opportunities. Increased corn and feed volumes were the result of customers shifting from truck to rail service to meet market demands. The decrease in fertilizer volume was driven by lower potash shipments due to customer operational issues and cost pressures. Ethanol volume declined primarily as a result of decreased demand.

Chemicals revenues increased in both 2025 and 2024 compared with the prior years. In 2025, the increase in revenues was driven by volume increases, partially offset by lower average revenue per unit due to adverse mix and lower fuel surcharge revenues. Natural gas liquids volume rose due to an increased demand for product bound for export markets. Sand volumes increased due to strong demand to support natural gas drilling. In 2024, the increase in revenues was driven by higher average revenue per unit driven by increased price, partially offset by lower fuel surcharge revenue, and volume growth. Solid waste and organic chemicals volume increased due to stronger demand. These increases were slightly offset by declines in crude oil and petroleum products. Volume declines in crude oil were due to a market share shift, while declines in petroleum were related to the conclusion of a spot opportunity handled last year to support a customer during a refinery outage.
K32

Metals and construction revenues were higher in both 2025 and 2024 compared with the prior years. In 2025, the increase was driven by higher average revenue per unit due to favorable price and mix, partially offset by lower fuel surcharge revenue, with volumes down slightly. Increases in iron, steel, and scrap volume due to stronger demand were offset by weather-related impacts that negatively impacted shipments of aggregates. In 2024, the increase was driven by higher average revenue per unit due to favorable price, partially offset by lower fuel surcharge revenue, and higher volume. Increased volume was due to higher demand in aggregates, kaolin, miscellaneous construction, and scrap metal, partially offset by lower demand for coil steel shipments.

Automotive revenues rose in both 2025 and 2024 compared with the prior years. The increase in revenues in 2025 was driven by higher volume. Volume increases were driven by shippers increasing volume in response to tariff changes, growth with existing customers, and the absence of customer production issues experienced in the prior year. The increase in revenues in 2024 was driven by slightly higher average revenue per unit driven by increased price, partially offset by lower fuel surcharge revenue, and slightly higher volume. Volume increases were due to improvements in equipment availability and their cycle time paired with higher demand, mostly offset by reduced production and quality holds at certain manufacturers, and extended plant shutdowns.

INTERMODAL revenues decreased in both 2025 and 2024 compared with the prior years. The decrease in 2025 was the result of lower volumes, and, to a lesser extent, distribution network diversification by certain of our customers in connection with the Merger. Average revenue per unit was up slightly compared to 2024 with increased pricing being offset by lower fuel surcharge revenue and adverse mix. The decrease in 2024 was the result of lower average revenue per unit, driven by decreased pricing, lower fuel surcharge revenue, adverse mix, and declines in storage service revenues, partially offset by higher volume.

Intermodal units by market were as follows:

				2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	(units in thousands)			(% change)

Domestic	2,450.2	2,500.0	2,371.6	(2%)	5%
International	1,604.8	1,607.7	1,450.8	—%	11%

Total	4,055.0	4,107.7	3,822.4	(1%)	7%

Domestic volume decreased in 2025 but increased in 2024 compared with the prior years. In 2025, volume decreased due to reduced traffic originating on the West Coast, increased market competition, and reduced demand for premium shipments. In 2024, volume increased due to growth in new and existing customers and improved service, partially offset by reduced demand for premium shipments.

International volume was flat in 2025 and increased in 2024. Volume in 2025 was impacted by increased demand in the first half of the year in response to tariffs and growth with key customers, which was offset by lower imports and business losses in the second half of the year. The increase in 2024 was driven by increased demand, growth with existing customers, and increased movements of empty containers.
K33

COAL revenues decreased in both 2025 and 2024 compared with the prior years. The decrease in 2025 was a result of lower average revenue per unit, driven by decreased pricing, adverse mix, and lower fuel surcharge revenue, partially offset by increased volume. The decrease in 2024 was a result of lower average revenue per unit, driven by decreased pricing and lower fuel surcharge revenue, partially offset by positive mix and increased volume.

As shown in the following table, total tonnage increased in 2025 and 2024 compared to prior years.

				2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	(tons in thousands)			(% change)

Utility	33,126	29,577	30,419	12%	(3%)
Export	31,175	33,309	31,005	(6%)	7%
Domestic metallurgical	9,989	10,088	11,096	(1%)	(9%)
Industrial	3,756	3,728	3,372	1%	11%

Total	78,046	76,702	75,892	2%	1%

Utility coal tonnage increased in 2025 but decreased in 2024 compared with the prior years. The increase in 2025 was due to higher electricity demand and higher natural gas prices. The decline in 2024 was due to reduced demand from continued low natural gas prices and high stockpiles.

Export coal tonnage declined in 2025 but increased in 2024 compared with the prior years. The decrease in 2025 was due to soft global demand and unfavorable seaborne coal pricing. The increase in 2024 was due to growth with our customers and increased production.

Domestic metallurgical coal tonnage decreased in both 2025 and 2024 compared with the prior years. The decrease in 2025 was due to a soft domestic market that resulted in idled facilities due to reduced customer demand. The decrease in 2024 was as a result of reduced customer demand.

Industrial coal tonnage increased in both 2025 and 2024 compared with the prior years. The growth in both years was due to higher demand.

K34

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2025	2024
	2025	2024	2023	vs. 2024	vs. 2023
	($ in millions)			(% change)

Compensation and benefits	$2,922	$2,823	$2,819	4%	—%
Purchased services	1,675	1,655	1,683	1%	(2%)
Equipment rents	420	393	387	7%	2%
Fuel	932	987	1,170	(6%)	(16%)
Depreciation	1,393	1,353	1,298	3%	4%
Materials	411	369	364	11%	1%
Claims	281	237	242	19%	(2%)
Other	(58)	(273)	226	(79%)	(221%)
Merger-related expenses	80	—	—	n/m	n/m
Restructuring and other charges	22	183	—	(88%)	n/m
Eastern Ohio incident	(254)	325	1,116	(178%)	(71%)

Total	$7,824	$8,052	$9,305	(3%)	(13%)
n/m - not meaningful

In 2025, the decline in railway operating expenses reflects net recoveries related to the Incident (Note 19) and lower restructuring charges (Note 4), which were partially offset by lower gains from the sales of railway lines and properties (Note 9) and the incurrence of merger-related expenses (Note 2). In 2024, the decline in railway operating expenses reflects lower net expenses related to the Incident (Note 19), higher gains on operating property sales, including certain gains on railway line sales (Note 9), and lower fuel prices, partially offset by restructuring and other charges (Note 4), and increased depreciation on our higher asset base.

Compensation and benefits increased in 2025, reflecting changes in:

•incentive and stock-based compensation (up $154 million),
•pay rates (up $81 million),
•health and welfare benefits (down $41 million),
•employee activity levels (down $75 million), and
•other (down $20 million).

In 2024, compensation and benefits increased, a result of changes in:

•pay rates (up $91 million),
•incentive and stock-based compensation (up $56 million),
•overtime (down $37 million),
•employee activity levels (down $68 million), and
•other (down $38 million).

Our employment averaged 19,400 in 2025, compared with 20,200 in 2024, and 20,300 in 2023.

K35

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Purchased services increased in 2025 primarily due to higher response costs associated with weather events, higher derailment-related expenses (unrelated to the Incident), and increased intermodal lift costs. The decrease in purchased services in 2024 was due to lower lease costs and declines in technology-related and operational expenses, partially offset by higher volume-related expenses and Conrail-related activity.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods. In 2025, the increase was due to increased automotive equipment expense resulting from higher volumes. In 2024, the increase was due to increased automotive and intermodal equipment expenses as a result of higher volumes.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both 2025 and 2024. The decrease in both periods was due to lower locomotive fuel prices (down 4% in 2025 and 15% in 2024), which decreased fuel expense by $35 million and $159 million in 2025 and 2024, respectively. Locomotive fuel consumption was down in 2025 and 2024 compared to prior periods. We consumed 366 million gallons of diesel fuel in 2025, compared with 373 million gallons in 2024 and 377 million gallons in 2023.

Depreciation expense increased in both periods compared to the prior years, reflecting reinvestment in our infrastructure, rolling stock, and technology.

Materials expense increased in both 2025 and 2024. The increase in 2025 was partly due to higher locomotive and freight car material consumption coupled with increased spend for other materials. The increase in 2024 was due to higher freight car repairs expense, partially offset by lower locomotive materials spending.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense increased in 2025 but decreased in 2024 compared to the prior years. The increase in 2025 is the result of higher personal injury case development, increased expenses associated with environmental matters unrelated to the Incident, and higher insurance premiums. The decrease in 2024 is the result of lower personal injury case development and declines in lading and property damage expenses. These were partially offset by the absence of a prior-year claims-related recovery and higher insurance costs.

Other expense increased in 2025, primarily due to the absence of $433 million in gains from the sale of railway lines in the states of Virginia and North Carolina in 2024, but partially offset by gains on the sales of other operating properties and insurance proceeds pertaining to damages resulting from Hurricane Helene. Gains from operating property sales, inclusive of the railway line sales, amounted to $253 million, $490 million, and $43 million in 2025, 2024, and 2023, respectively. Other expense decreased in 2024 due to the aforementioned $433 million gains on railway line sales, as further described in Note 9, but also from lower non-income-based taxes as well as relocation and travel-related expenses.

Merger-related expenses in 2025 were $80 million and primarily relate to costs associated with employee retention agreements, third-party advisor fees, and legal fees.

Restructuring and other charges in 2025 totaled $22 million and includes expenses associated with the restructuring of certain technology functions, including severance costs for impacted employees, and the rationalization of certain software development projects that had not been placed into service. Restructuring and other charges totaled $183 million in 2024 and includes expenses associated with our voluntary and involuntary separation programs that reduced our management workforce, expenses associated with the rationalization of certain software development projects that had not been placed into service, costs associated with the appointment of our new chief operating officer, and the disposition of an asset class. See Notes 4 and 14 for additional information.

Eastern Ohio incident activity during 2025 reflected insurance and other recoveries that exceeded additional Incident-related expenses by $254 million. Insurance and other recoveries total $418 million in 2025. During 2024,
K36

we incurred net expenses of $325 million associated with the Incident, including additional costs associated with environmental matters and legal proceedings. The total amount recorded in 2024 is net of $650 million of insurance recoveries, resulting from claims made under our insurance policies in effect at the time of the Incident. In 2025, net cash inflows attributable to the Incident were $249 million driven by insurance and other recoveries, while 2024 resulted in cash expenditures, net of insurance proceeds, of $119 million. The overall net cash impact attributable to the Incident is presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 19.

Other Income – Net

Other income – net increased in 2025 but decreased in 2024. The increase in 2025 reflects the absence of prior year shareholder advisory costs partially offset by the absence of a prior year curtailment gain and lower net pension and other postretirement benefits in the current year. The decrease in 2024 reflects costs associated with shareholder matters, lower returns on corporate-owned life insurance (COLI), and higher pension and other postretirement benefits expense, partially offset by a $20 million curtailment gain on our other postretirement benefit plan as a result of our voluntary and involuntary separation programs (Notes 4 and 14).

Income Taxes

The effective income tax rate was 21.6% in 2025, compared with 21.2% in 2024 and 21.3% in 2023. The rate for 2025 is higher than the previous year, mainly driven by state tax mix and other smaller items. While we recorded a $50 million state-related discrete tax item in 2025, other discrete benefits in 2024 did not recur. We recorded a $15 million deferred income tax benefit due to a change in a state corporate income tax rate and a $27 million deferred income tax benefit from subsidiary restructuring in 2024. The 2023 effective rate benefited from tax credits and higher COLI returns offset by reduced benefits from stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The impact of this change is primarily a reclassification from current to deferred taxes.

For 2026, we expect an effective income tax rate between 23% and 24%.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $4.4 billion in 2025, $4.1 billion in 2024, and $3.2 billion in 2023. The increases in 2025 and 2024 reflect improved operating results. We had negative working capital of $577 million at December 31, 2025 and $357 million at December 31, 2024. Cash and cash equivalents totaled $1.5 billion and $1.6 billion at December 31, 2025, and 2024, respectively. We expect that cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, ability to reduce shareholder distributions, and ability to moderate or defer property additions provide additional flexibility to meet our ongoing obligations in the short- and long-term, subject to certain restrictions on incurring additional indebtedness under the Merger Agreement.

K37

Contractual obligations at December 31, 2025, including those that may have material cash requirements, include interest on fixed-rate long-term debt, long-term debt (Note 11), unconditional purchase obligations (Note 19), long-term advances from Conrail Inc. (Conrail) (Note 8), operating leases (Note 12), agreements with Consolidated Rail Corporation (CRC) (Note 8), and unrecognized tax benefits (Note 6).

	Total	2026	2027 - 2028	2029 - 2030	2031 and Subsequent
	($ in millions)

Interest on fixed-rate long-term debt	$18,832	$770	$1,470	$1,379	$15,213
Long-term debt principal	17,963	607	1,227	1,211	14,918
Unconditional purchase obligations	2,047	902	714	307	124
Long-term advances from Conrail	534	—	—	—	534
Operating leases	253	77	94	39	43
Agreements with CRC	185	54	108	23	—
Unrecognized tax benefits*	37	—	—	—	37

Total	$39,851	$2,410	$3,613	$2,959	$30,869

* This amount is shown in the 2031 and Subsequent column because the year of settlement cannot be reasonably estimated.

Off balance sheet arrangements consist primarily of unrecognized obligations, including future interest payments on fixed-rate long-term debt and unconditional purchase obligations, which are included in the table above.

Cash used in investing activities was $2.6 billion in 2025, $2.8 billion in 2024, and $2.2 billion in 2023.  The decrease in 2025 was driven by the prior year acquisition of the assets of the Cincinnati Southern Railway (CSR) and lower property additions in the current year, which was partially offset by the current year repayment of borrowings against our COLI policies that occurred in the prior year and lower proceeds from property sales and other transactions. In 2024, the increase was driven by the acquisition of the assets of the CSR, partially offset by higher borrowings against our COLI policies and increased proceeds from property sales. Please see Note 9 for additional details on certain railway line sales and a discussion of the acquisition of the CSR assets.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2026, we expect property additions to approximate $1.9 billion.

Cash used in financing activities was $1.9 billion in 2025 and $1.2 billion in 2024, while cash provided by financing activities was $115 million in 2023.  The increase in cash used in financing activities in 2025 reflects increased repurchases of Common Stock and lower proceeds from borrowing, partially offset by lower debt repayments. In 2024, the increase in cash used in financing activities reflects lower proceeds from borrowing partially offset by the absence of repurchases of Common Stock.

In 2025, we repurchased and retired $534 million of Common Stock, inclusive of paid excise taxes, which resulted in the retirement of 2.2 million shares. While we did not repurchase any Common Stock in 2024, we repurchased and retired $622 million in 2023, which resulted in the retirement of 2.8 million shares. As of December 31, 2025, $6.3 billion remains authorized by our Board of Directors for repurchase. With limited exceptions, the Merger Agreement prohibits the Company from repurchasing shares of its Common Stock without approval by Union Pacific. As a result, the Company has suspended share repurchase activities.

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

K38

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. We had no amounts outstanding under this program and our available borrowing capacity was approximately $397 million and $400 million at December 31, 2025 and December 31, 2024, respectively.

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both December 31, 2025 and December 31, 2024, we had no outstanding commercial paper.

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies. We had no amounts borrowed against these policies at December 31, 2025 and $605 million borrowed against these policies on December 31, 2024. Our remaining borrowing capacity was $595 million and $40 million at December 31, 2025 and December 31, 2024, respectively.

Our debt-to-total capitalization ratio was 52.4% at December 31, 2025, compared with 54.6% at December 31, 2024. We discuss our credit agreement and our accounts receivable securitization program in Note 11. Upcoming annual debt maturities are also disclosed in Note 11.  Overall, our goal is to maintain a capital structure with appropriate leverage to support our business strategy and provide flexibility through business cycles.

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

Incident Contingencies

We are currently involved in certain ongoing environmental monitoring activities and subject to numerous legal proceedings and regulatory inquiries and investigations relating to the Incident. We have accrued estimates of the probable and reasonably estimable costs for the resolution of these matters. Our environmental estimates are based upon the long-term monitoring activities that are currently anticipated and governmental oversight and other costs, amongst other factors. Estimates associated with the legal proceedings to which we are subject are based on information that is currently available, including but not limited to an assessment of the proceedings and the potential and likely results of such proceedings.

Our current estimates of the long-term monitoring liabilities related to the Incident may change over time due to various factors, including but not limited to, results from monitoring activities and the extent of governmental oversight, amongst other factors. Additionally, the final outcome of any of the legal proceedings and regulatory inquiries and investigations cannot be predicted with certainty, and developments related to the progress of such legal proceedings, inquiries, or investigations or other unfavorable or unexpected outcomes could result in additional costs or new or additionally accrued amounts that could be material to our results of operations in any
K39

particular year. We have now completed recoveries under our liability insurance policies. Any additional amounts that are recoverable under other insurance policies or from third parties will be reflected in the period in which recovery is considered probable.

See Note 19 for more detailed information as it pertains to these contingencies.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires us to make several estimates and assumptions (Note 14).  These include the expected rate of return from investment of the plans’ assets and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  We make these estimates based on our historical experience and other information we deem pertinent under the circumstances (for example, expectations of future stock market performance).  We utilize an independent actuarial consulting firm’s studies to assist us in selecting appropriate actuarial assumptions and valuing related liabilities.

For 2025, we assumed a long-term investment rate of return of 8.0%, which was supported by our long-term total rate of return on pension plan assets since inception, as well as our expectation of future returns. A one-percentage point decrease to this rate of return assumption would result in a $26 million increase in annual pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point decrease to this discount rate assumption would result in a $15 million increase in annual pension expense.

Properties and Depreciation

Most of our assets are long-lived railway properties (Note 9). “Properties” are stated principally at cost and are depreciated using the group method whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate. See Note 1 for a more detailed discussion of assumptions and estimates.

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

Depreciation expense for 2025 totaled $1.4 billion.  Our composite depreciation rates for 2025 are disclosed in Note 9; a one-year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $49 million decrease (or increase) to annual depreciation expense.

Personal Injury

Claims expense, included in “Materials and other” in the Consolidated Statements of Income, includes our estimate of costs for personal injuries.

K40

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

See Note 19 for a more detailed discussion of the assumptions and estimates we use for personal injury.

Income Taxes

Our net deferred tax liability totaled $7.7 billion at December 31, 2025 (Note 6).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $45 million valuation allowance on $412 million of deferred tax assets as of December 31, 2025, reflecting the expectation that substantially all of these assets will be realized.

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

Under moratorium provisions from the last round of negotiations, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. Since that date, Norfolk Southern, or the NCCC acting on behalf of Norfolk Southern, has engaged in discussions and reached ratified agreements with all of our labor unions.

Moratorium clauses in these new ratified agreements foreclose the parties from serving further notices to compel mandatory bargaining until November 1, 2029. During this period, self-help against Norfolk Southern (e.g., a strike or other work stoppage) related to the mandatory collective-bargaining process is prohibited by law.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating- rate debt instruments. At December 31, 2025, we have no outstanding debt subject to interest rate fluctuations. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one-percentage point decrease in interest rates as of December 31, 2025 and amounts to an increase of approximately $1.5 billion to the fair value of our debt at December 31, 2025. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

New Accounting Pronouncements

For a detailed discussion of new accounting pronouncements, see Note 1.

K41

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control. The following important factors, including those discussed in Item 1A “Risk Factors,” may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements:

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
•the possibility that the Mergers do not close when expected or at all because required Surface Transportation Board review and approval, or other approvals and other conditions to close are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers);
•the risk that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Mergers, or that such benefits may take longer to realize or be more costly to achieve than expected;
•disruption to the Company's business as a result of the announcement and pendency of the Mergers, including the restrictions contained in the Merger Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Mergers;
•the diversion of the Company's management's attention and time from ongoing business operations and opportunities on Merger-related items;
•the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•the reputational risk and adverse reactions of customers (certain of whom have and may continue to diversify their distribution networks, including in response to actions by our competitors), suppliers,
K42

employees, labor unions or other business partners, including those resulting from the announcement or completion of the Mergers.

The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics and Sustainability sections of our website (norfolksouthern.investorroom.com/key-investor-information, norfolksouthern.investorroom.com/weekly-performance-reports & norfolksouthern.com/sustainability) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including X (formerly known as Twitter) (x.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

K43

Item 8. Financial Statements and Supplementary Data

K44

Report of Management

February 9, 2026

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2025.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, independent registered public accounting firm, has audited our financial statements and issued an opinion on our internal control over financial reporting as of December 31, 2025.

/s/ Mark R. George	/s/ Jason A. Zampi	/s/ Claiborne L. Moore
Mark R. George	Jason A. Zampi	Claiborne L. Moore
President and	Executive Vice President and Chief	Vice President and
Chief Executive Officer	Financial Officer	Controller

K45

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

K46

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

Sufficiency of audit evidence related to the capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $36,479 million in net book value of properties at December 31, 2025 and has recorded $2,204 million in property additions for the year ended December 31, 2025. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company’s annual capital spending relates to self-constructed assets. Costs related to repair and maintenance activities, that in the Company’s judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

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
K47

/s/ KPMG LLP
KPMG LLP

We have served as the Company's auditor since 1982.

Atlanta, Georgia
February 9, 2026
K48

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2025	2024	2023
	($ in millions, except per share amounts)

Railway operating revenues	$12,180	$12,123	$12,156

Railway operating expenses
Compensation and benefits	2,922	2,823	2,819
Purchased services and rents	2,095	2,048	2,070
Fuel	932	987	1,170
Depreciation	1,393	1,353	1,298
Materials and other	634	333	832
Merger-related expenses	80	—	—
Restructuring and other charges	22	183	—
Eastern Ohio incident	(254)	325	1,116

Total railway operating expenses	7,824	8,052	9,305

Income from railway operations	4,356	4,071	2,851

Other income – net	101	65	191
Interest expense on debt	792	807	722

Income before income taxes	3,665	3,329	2,320

Income taxes	792	707	493

Net income	$2,873	$2,622	$1,827

Earnings per share
Basic	$12.76	$11.58	$8.04
Diluted	12.75	11.57	8.02

See accompanying notes to consolidated financial statements.

K49

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2025	2024	2023
	($ in millions)

Net income	$2,873	$2,622	$1,827
Other comprehensive income, before tax:
Pension and other postretirement benefits	62	70	36
Other comprehensive income of equity investees	4	7	4

Other comprehensive income, before tax	66	77	40
Income tax expense related to items of
other comprehensive income	(14)	(19)	(9)

Other comprehensive income, net of tax	52	58	31

Total comprehensive income	$2,925	$2,680	$1,858

See accompanying notes to consolidated financial statements.

K50

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2025	2024
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,530	$1,641
Accounts receivable – net	988	1,069
Materials and supplies	271	277
Other current assets	409	201
Total current assets	3,198	3,188

Investments	4,089	3,370
Properties less accumulated depreciation of $14,617 and
$13,957, respectively	36,479	35,831
Other assets	1,470	1,293

Total assets	$45,236	$43,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$1,704
Income and other taxes	340	337
Other current liabilities	965	949
Current maturities of long-term debt	607	555
Total current liabilities	3,775	3,545

Long-term debt	16,480	16,651
Other liabilities	1,723	1,760
Deferred income taxes	7,711	7,420

Total liabilities	29,689	29,376

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,420,699 and 226,320,894 shares,
respectively, net of treasury shares	226	228
Additional paid-in capital	2,296	2,247
Accumulated other comprehensive loss	(210)	(262)
Retained income	13,235	12,093

Total stockholders’ equity	15,547	14,306

Total liabilities and stockholders’ equity	$45,236	$43,682

See accompanying notes to consolidated financial statements.

K51

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023
	($ in millions)
Cash flows from operating activities
Net income	$2,873	$2,622	$1,827
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,393	1,353	1,298
Deferred income taxes	277	176	(49)
Gains and losses on properties	(253)	(490)	(49)
Changes in assets and liabilities affecting operations:
Accounts receivable	59	85	(2)
Materials and supplies	6	(13)	(11)
Other current assets	(23)	5	(54)
Current liabilities other than debt	259	548	435
Other – net	(230)	(234)	(216)

Net cash provided by operating activities	4,361	4,052	3,179

Cash flows from investing activities
Property additions	(2,204)	(2,381)	(2,327)
Acquisition of assets of CSR	—	(1,643)	(22)
Property sales and other transactions	164	558	86
Investment purchases	(621)	(319)	(124)
Investment sales and other transactions	99	1,005	205

Net cash used in investing activities	(2,562)	(2,780)	(2,182)

Cash flows from financing activities
Dividends	(1,215)	(1,221)	(1,225)
Common Stock transactions	2	26	3
Purchase and retirement of Common Stock	(534)	—	(622)
Proceeds from borrowings	396	1,051	3,293
Debt repayments	(559)	(1,055)	(1,334)

Net cash provided by (used in) financing activities	(1,910)	(1,199)	115

Net increase (decrease) in cash and cash equivalents	(111)	73	1,112

Cash and cash equivalents
At beginning of year	1,641	1,568	456

At end of year	$1,530	$1,641	$1,568

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$765	$764	$653
Income taxes (net of refunds)	491	305	681

See accompanying notes to consolidated financial statements.

K52

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

Comprehensive income:
Net income				1,827	1,827
Other comprehensive income			31		31
Total comprehensive income					1,858
Dividends on Common Stock,
$5.40 per share				(1,225)	(1,225)
Share repurchases	(3)	(24)		(600)	(627)
Stock-based compensation		46		(4)	42

Balance at December 31, 2023	227	2,179	(320)	10,695	12,781

Comprehensive income:
Net income				2,622	2,622
Other comprehensive income			58		58
Total comprehensive income					2,680
Dividends on Common Stock,
$5.40 per share				(1,221)	(1,221)
Stock-based compensation	1	68		(3)	66

Balance at December 31, 2024	228	2,247	(262)	12,093	14,306

Comprehensive income:
Net income				2,873	2,873
Other comprehensive income			52		52
Total comprehensive income					2,925
Dividends on Common Stock,
$5.40 per share				(1,215)	(1,215)
Share repurchases	(2)	(20)		(511)	(533)
Stock-based compensation		69		(5)	64

Balance at December 31, 2025	$226	$2,296	$(210)	$13,235	$15,547

See accompanying notes to consolidated financial statements.

K53

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

On July 28, 2025, we entered into a Merger Agreement with Union Pacific, discussed further in Note 2.

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2025): intermodal (25%); agriculture, forest and consumer products (21%); chemicals (18%); metals and construction (14%); coal (12%); and automotive (10%). Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

K54

Railway operations segment revenue, expenses, and profit and loss are disclosed below as reviewed and used by the chief operating decision maker. There are no other significant segment items or reconciling items to segment profit.

	2025	2024	2023
	($ in millions)

Railway operating revenues (Note 3)	$12,180	$12,123	$12,156

Railway operating expenses
Compensation and benefits	2,922	2,823	2,819
Purchased services	1,675	1,655	1,683
Equipment rents	420	393	387
Fuel	932	987	1,170
Depreciation	1,393	1,353	1,298
Materials	411	369	364
Claims	281	237	242
Other	(58)	(273)	226
Merger-related expenses	80	—	—
Restructuring and other charges	22	183	—
Eastern Ohio incident	(254)	325	1,116

Total railway operating expenses	7,824	8,052	9,305

Income from railway operations	4,356	4,071	2,851

Other income – net	101	65	191
Interest expense on debt	792	807	722

Income before income taxes	3,665	3,329	2,320

Income taxes	792	707	493

Net income	$2,873	$2,622	$1,827

Total equity method investments are disclosed in Note 8 “Investments,” and total expenditures for long-lived assets are disclosed as “Property additions” on the Consolidated Statement of Cash Flows.

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

K55

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $7 million and $8 million at December 31, 2025 and 2024, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

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
K56

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. We adopted the ASU on January 1, 2025 and incorporated the required disclosures in Note 6.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This update requires an entity to disclose specific
K57

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

2. Merger Agreement

On July 28, 2025, we entered into a Merger Agreement with Union Pacific Corporation, Merger Sub 1, and Merger Sub 2. The Merger Agreement provides that Union Pacific will acquire the Company in a stock-and-cash transaction whereby (a) Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of Union Pacific, and (b) immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a direct, wholly owned subsidiary of Union Pacific.

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

The consummation of the Mergers is subject to certain conditions, including approval by the STB. Approval from the shareholders of each company was obtained on November 14, 2025. Additionally, if the Merger Agreement is terminated under specific circumstances, either we or Union Pacific are required to pay a termination fee of $2.5 billion.

The full text of the Merger Agreement can be found as Exhibit 2.1 in our Current Report on Form 8-K filed with the SEC on July 29, 2025.

During 2025, we incurred $80 million in expenses related to or resulting from the proposed transaction. These costs, which include costs associated with employee retention agreements, fees to third-party advisors, and expenses for legal services, are recorded in “Merger-related expenses” on the Consolidated Statements of Income.

K58

3. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2025	2024	2023
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$2,538	$2,521	$2,530
Chemicals	2,206	2,123	2,054
Metals and construction	1,724	1,682	1,634
Automotive	1,216	1,144	1,135
Merchandise	7,684	7,470	7,353
Intermodal	3,009	3,042	3,090
Coal	1,487	1,611	1,713

Total	$12,180	$12,123	$12,156

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at December 31, 2025 and 2024.

We may provide customers ancillary services, such as switching, demurrage, and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5%, 4%, and 5%, respectively, of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2025	2024
	($ in millions)

Customer	$715	$787
Non-customer	273	282

Accounts receivable – net	$988	$1,069

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, insurers, and others. We do not have any material contract assets or liabilities at December 31, 2025 and 2024.

K59

4.  Restructuring and Other Charges

Restructuring and other charges in 2025 includes expenses associated with the restructuring of certain technology functions, including severance costs for impacted employees, and the rationalization of certain software development projects that had not been placed into service. Restructuring and other charges in 2024 includes expenses associated with our voluntary and involuntary separation programs that reduced our management workforce, expenses associated with the rationalization of certain software development projects that had not been placed into service, costs associated with the appointment of our new chief operating officer, and the disposition of an asset class. We incurred expenses of $22 million and $183 million in 2025 and 2024, respectively.

5.  Other Income – Net

	2025	2024	2023
	($ in millions)

Pension and other postretirement benefits (Note 14)	$86	$120	$117
COLI – net	20	17	65
Shareholder advisory costs	—	(59)	—
Other	(5)	(13)	9

Total	$101	$65	$191

6.  Income Taxes

	2025	2024	2023
	($ in millions)
Current:
Federal	$410	$445	$437
State	105	86	105
Total current taxes	515	531	542

Deferred:
Federal	312	198	(27)
State	(35)	(22)	(22)
Total deferred taxes	277	176	(49)

Income taxes	$792	$707	$493

We recorded a $50 million discrete benefit in 2025 resulting from the resolution of a state tax matter and recorded a $27 million deferred income tax benefit in 2024 as a result of a subsidiary restructuring. Both amounts are presented net of federal effects.

On July 4, 2025, the OBBBA was signed into law. The OBBBA makes permanent or introduces certain changes to the Internal Revenue Code, including 100% bonus depreciation, the deductibility of business interest expense, and expensing of domestic research costs. FASB ASC 740 “Income Taxes” requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The impact of this change is primarily a reclassification from current to deferred taxes.
K60

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2025
	Amount	%
	($ in millions)
US federal statutory tax rate	$770	21.0
State and local income taxes, net of federal income tax effect *	101	2.8
Nontaxable or nondeductible items	(9)	(0.2)
Tax credits	(25)	(0.7)
Changes in unrecognized tax benefits	(45)	(1.3)

Income taxes	$792	21.6

*State taxes in Pennsylvania, Virginia, and Indiana made up the majority (greater than 50%) of the tax effect in this category.

	2024		2023
	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$699	21.0	$487	21.0
State income taxes, net of federal tax effect	51	1.6	65	2.9
Tax credits	(14)	(0.4)	(27)	(1.2)
Other, net	(29)	(1.0)	(32)	(1.4)

Income taxes	$707	21.2	$493	21.3

Income Taxes Paid

2025
($ in millions)

Federal	$389
State	102

Total income taxes paid, net of refunds	$491

Income taxes paid, net of refunds, for 2024 and 2023 were $305 million and $681 million, respectively.

K61

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2025	2024
	($ in millions)
Deferred tax assets:
Accruals, including casualty and other claims	$190	$289
Compensation and benefits, including postretirement benefits	—	21
Other	222	157
Total gross deferred tax assets	412	467
Less valuation allowance	(45)	(42)
Net deferred tax assets	367	425

Deferred tax liabilities:
Property	(7,621)	(7,397)
Other	(457)	(448)
Total deferred tax liabilities	(8,078)	(7,845)

Deferred income taxes	$(7,711)	$(7,420)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $3 million in 2025, increased by $11 million in 2024, and decreased by $10 million in 2023.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2025	2024
	($ in millions)

Balance at beginning of year	$82	$55

Additions based on tax positions related to the current year	4	26
Additions for tax positions of prior years	1	3
Reductions for tax positions of prior years	(49)	(1)
Lapse of statutes of limitations	(1)	(1)

Balance at end of year	$37	$82

Included in the balance of unrecognized tax benefits at December 31, 2025 are potential benefits of $30 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
K62

The statute of limitations on Internal Revenue Service (IRS) examinations has expired for all years prior to 2020. The IRS audits of our consolidated federal income tax returns for 2019 through 2021 are being finalized. State income tax returns are generally subject to examination for a period of three to four years after the return. In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

7.  Fair Value Measurements

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

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2025 or 2024. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following at December 31:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,087)	$(15,865)	$(17,206)	$(15,656)

K63

8.  Investments

	December 31,
	2025	2024
	($ in millions)
Long-term investments:
Equity method investments:
Conrail	$1,827	$1,748
TTX	1,056	1,013
Other	433	423
Total equity method investments	3,316	3,184

COLI at net cash surrender value	751	161
Other investments	22	25

Total long-term investments	$4,089	$3,370

We had no borrowings against our COLI policies at December 31, 2025, while we had $605 million of borrowings outstanding at December 31, 2024. Repayments of borrowings in 2025 are included in “Investment purchases,” and borrowings in 2024 are included in “Investment sales and other transactions” within investing activities in the Consolidated Statements of Cash Flows.

Investment in Conrail

Through a limited liability company, we and CSX jointly own Conrail, whose primary subsidiary is CRC.  We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities. At December 31, 2025, our investment in Conrail exceeds our share of Conrail’s underlying net equity by $463 million.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $189 million in 2025, $198 million in 2024, and $164 million in 2023. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $54 million in each of 2026 through 2028 and $23 million in 2029. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

“Accounts payable” includes $297 million at December 31, 2025, and $243 million at December 31, 2024, due to Conrail for the operation of the Shared Assets Areas. “Other liabilities” includes $534 million at December 31, 2025 and 2024, respectively, for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Our equity in Conrail’s earnings, net of amortization, was $75 million for 2025, $89 million for 2024, and $70 million for 2023. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.” Equity in Conrail’s earnings is included in “Other – net” within operating activities in the Consolidated Statements of Cash Flows.
K64

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $316 million, $295 million, and $274 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Our equity in TTX’s earnings partially offsets these costs and totaled $43 million for 2025, $48 million for 2024, and $47 million for 2023. Equity in TTX’s earnings is included in “Other – net” within operating activities in the Consolidated Statements of Cash Flows.

9.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2025	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$4,172	$—	$4,172	—

Roadway:
Rail and other track material	8,702	(2,169)	6,533	2.48%
Ties	6,694	(1,956)	4,738	3.33%
Ballast	3,452	(1,069)	2,383	2.70%
Construction in process	823	—	823	—
Other roadway	15,526	(4,934)	10,592	2.72%
Total roadway	35,197	(10,128)	25,069

Equipment:
Locomotives	6,408	(2,348)	4,060	3.67%
Freight cars	2,724	(1,018)	1,706	2.31%
Computers and software	1,085	(491)	594	9.89%
Construction in process	158	—	158	—
Other equipment	1,262	(554)	708	4.70%
Total equipment	11,637	(4,411)	7,226

Other property	90	(78)	12	2.53%

Total properties	$51,096	$(14,617)	$36,479

K65

		Accumulated	Net Book	Depreciation
December 31, 2024	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$4,125	$—	$4,125	—

Roadway:
Rail and other track material	8,402	(2,098)	6,304	2.44%
Ties	6,450	(1,860)	4,590	3.35%
Ballast	3,339	(1,005)	2,334	2.73%
Construction in process	680	—	680	—
Other roadway	15,038	(4,589)	10,449	2.73%
Total roadway	33,909	(9,552)	24,357

Equipment:
Locomotives	6,242	(2,180)	4,062	3.66%
Freight cars	2,733	(1,021)	1,712	2.45%
Computers and software	1,149	(570)	579	9.88%
Construction in process	236	—	236	—
Other equipment	1,304	(558)	746	4.60%
Total equipment	11,664	(4,329)	7,335

Other property	90	(76)	14	2.48%

Total properties	$49,788	$(13,957)	$35,831

(1)Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

Gains from operating property sales, inclusive of the railway line sales, amounted to $253 million, $490 million, and $43 million in 2025, 2024, and 2023, respectively. “Other current assets” includes $185 million pertaining to sales of property in 2025 in which the cash proceeds will be received in 2026.

Acquisition of Assets of Cincinnati Southern Railway

On March 15, 2024, we completed the acquisition of a 337 mile railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee from the CSR for $1.7 billion. We previously operated this line subject to an operating lease agreement, which was terminated upon the close of the transaction. Lease expense associated with the prior operating lease agreement totaled $5 million and $26 million in 2024 and 2023, respectively. The purchase price was allocated to the assets acquired in the transaction. The asset purchase is reflected in “Properties less accumulated depreciation” on the Consolidated Balance Sheet and is distinctly identified in the “Cash flows from investing activities” section of the Consolidated Statement of Cash Flows.

Sales of Railway Lines

On September 5, 2024, we consummated a transaction with the VPRA to sell a railway line (“Manassas Line”) to support the expansion of passenger rail service in the Commonwealth of Virginia. The total purchase price to be paid by the VPRA is $357 million and we received $315 million in cash proceeds at closing. The remainder of the proceeds are expected to be received by the end of 2027. The total gain recognized as a result of the transaction was $323 million. Additionally, the VPRA also agreed to exchange a railway line (“V-Line”) in consideration for the
K66

land and above ground assets described as the “Seminary Passage.” This transaction closed in November 2024 and the gain recognized as a result of the transaction was $53 million.

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

Capitalized Interest

Total interest cost incurred on debt was $821 million, $833 million, and $743 million during 2025, 2024, and 2023, respectively, of which $29 million, $26 million, and $21 million was capitalized during 2025, 2024, and 2023, respectively.

10.  Current Liabilities

	December 31,
	2025	2024
	($ in millions)
Accounts payable:
Accounts and wages payable	$1,083	$985
Due to Conrail (Note 8)	297	243
Casualty and other claims (Note 19)	214	216
Vacation liability	152	146
Other	117	114

Total	$1,863	$1,704

Other current liabilities:
Current Eastern Ohio incident liability (Note 19)	$609	$585
Interest payable	199	204
Current operating lease liability (Note 12)	70	81
Pension benefit obligations (Note 14)	22	21
Other	65	58

Total	$965	$949

K67

11.  Debt

Debt maturities are presented below:

	December 31,
	2025	2024
	($ in millions)
Notes and debentures, with weighted-average interest rates as of December 31, 2025:
4.19% maturing to 2030	$3,030	$3,580
4.28% maturing 2031 to 2035	2,684	2,284
4.28% maturing 2037 to 2064	10,847	10,847
5.22% maturing 2097 to 2121	1,384	1,384
Finance leases	18	13
Discounts, premiums, and debt issuance costs	(876)	(902)
Total debt	17,087	17,206

Less current maturities	(607)	(555)

Long-term debt excluding current maturities	$16,480	$16,651

Long-term debt maturities subsequent to 2026 are as follows:
2027	$625
2028	602
2029	611
2030	600
2031 and subsequent years	14,042

Total	$16,480

Under the terms of the Merger Agreement, we are subject to certain restrictions on incurring additional indebtedness.

In May 2025, we issued $400 million of 5.10% senior notes due 2035.

In May 2025, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was approximately $397 million and $400 million at December 31, 2025 and December 31, 2024, respectively. Our accounts receivable securitization program was supported by $735 million and $790 million in receivables at December 31, 2025 and December 31, 2024, respectively, which are included in “Accounts receivable – net.”

In June 2024, we entered into an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At December 31, 2025 and December 31, 2024, we had no outstanding commercial paper.

K68

Credit Agreement and Debt Covenants

In January 2024, we renewed and amended our $800 million credit agreement. The amended agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2025 or December 31, 2024, and we are in compliance with all of its covenants.

12.  Leases

We are committed under long-term lease agreements for equipment, lines of road, and other property. We combine lease and non-lease components for new and reassessed leases. Some of these agreements are variable lease agreements that include usage-based payments. These agreements contain payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date. Our long-term lease agreements do not contain any material restrictive covenants.

Our equipment leases have remaining terms of less than 1 year to 7 years and our lines of road and land leases have remaining terms of less than 1 year to 132 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. In instances when we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease amounts included on the Consolidated Balance Sheets are as follows:

		December 31,
		2025	2024
		($ in millions)
	Classification
Assets
Right-of-use (ROU) assets	Other assets	$218	$271

Liabilities
Current lease liabilities	Other current liabilities	$70	$81
Non-current lease liabilities	Other liabilities	148	191

Total lease liabilities		$218	$272

The components of total lease expense, primarily included in “Purchased services and rents,” are as follows:

	2025	2024	2023
	($ in millions)

Operating lease expense	$92	$102	$115
Variable lease expense	65	84	84
Short-term lease expense	8	10	15

Total lease expense	$165	$196	$214

K69

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

Other information related to operating leases is as follows:

	December 31,
	2025	2024

Weighted-average remaining lease term (years) on operating leases	6.83	6.64

Weighted-average discount rates on operating leases	4.05%	3.96%

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

During 2025 and 2024, respectively, ROU assets obtained in exchange for new operating lease liabilities were $22 million and $21 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $92 million and $102 million in 2025 and 2024, respectively, and is included in operating cash flows.

Future minimum lease payments under non-cancellable operating leases are as follows:

December 31, 2025
($ in millions)

2026	$77
2027	55
2028	39
2029	30
2030	9
2031 and subsequent years	43
Total lease payments	253
Less: Interest	35

Present value of lease liabilities	$218

K70

December 31, 2024
($ in millions)

2025	$89
2026	69
2027	47
2028	35
2029	27
2030 and subsequent years	47
Total lease payments	314
Less: Interest	42

Present value of lease liabilities	$272

13.  Other Liabilities

	December 31,
	2025	2024
	($ in millions)

Long-term advances from Conrail (Note 8)	$534	$534
Net pension obligations (Note 14)	255	252
Casualty and other claims (Note 19)	241	229
Non-current operating lease liability (Note 12)	148	191
Net other postretirement benefit obligations (Note 14)	125	133
Deferred compensation	78	90
Non-current Eastern Ohio incident liability (Note 19)	56	103
Other	286	228

Total	$1,723	$1,760

14.  Pensions and Other Postretirement Benefits

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

K71

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,038	$2,151	$278	$310
Service cost	24	26	3	4
Interest cost	107	107	14	15
Actuarial (gains) losses	80	(91)	17	(21)
Benefits paid	(155)	(155)	(31)	(32)
Curtailment	—	—	—	2
Benefit obligation at end of year	2,094	2,038	281	278

Change in plan assets:
Fair value of plan assets at beginning of year	2,551	2,503	145	138
Actual return on plan assets	347	181	19	21
Employer contributions	23	22	23	18
Benefits paid	(155)	(155)	(31)	(32)
Fair value of plan assets at end of year	2,766	2,551	156	145

Funded status at end of year	$672	$513	$(125)	$(133)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$949	$786	$—	$—
Other current liabilities	(22)	(21)	—	—
Other liabilities	(255)	(252)	(125)	(133)

Net amount recognized	$672	$513	$(125)	$(133)

Amounts included in accumulated other comprehensive
loss (before tax):
Net (gain) loss	$395	$488	$(47)	$(56)
Prior service benefit	(4)	(4)	(91)	(113)

Our accumulated benefit obligation for our defined benefit pension plans is $1.9 billion at both December 31, 2025 and 2024.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $277 million and $273 million at December 31, 2025 and 2024, respectively, and had accumulated benefit obligations of $265 million and $256 million at December 31, 2025 and 2024, respectively.

K72

Pension and Other Postretirement Benefit Cost Components

	2025	2024	2023
	($ in millions)

Pension benefits:
Service cost	$24	$26	$25
Interest cost	107	107	108
Expected return on plan assets	(196)	(203)	(208)
Amortization of net losses	22	17	4
Amortization of prior service benefit	—	(1)	(1)

Net benefit	$(43)	$(54)	$(72)

Other postretirement benefits:
Service cost	$3	$4	$4
Interest cost	14	15	17
Expected return on plan assets	(9)	(11)	(11)
Amortization of net gains	(2)	(1)	—
Amortization of prior service benefit	(22)	(23)	(26)
Curtailment gain	—	(20)	—

Net benefit	$(16)	$(36)	$(16)

The service cost component of defined benefit pension cost and other postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

During 2024, we commenced voluntary and involuntary separation programs to reduce our nonagreement workforce. Through these programs, approximately 350 employees were separated from service by May 2024. In accordance with FASB ASC Topic 715, “Compensation-Retirement Benefits,” we evaluated whether a curtailment of our pension and other postretirement benefit plans had occurred. While the reduction in our workforce did not result in a curtailment to our pension benefit plans, a curtailment to our other postretirement benefit plan did occur as the future years of service of plan participants were reduced in excess of 10%. As a result, we recognized a curtailment gain of $20 million in 2024 for the impacted portion of the prior service benefit previously recorded within “Accumulated other comprehensive loss.”

K73

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2025
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net (gains) losses arising during the year	$(71)	$7
Amortization of net gains (losses)	(22)	2
Amortization of prior service benefit	—	22

Total recognized in other comprehensive income	$(93)	$31

Total recognized in net periodic cost and other comprehensive income	$(136)	$15

Net gains arising during the year for pension benefits were due primarily to higher actual returns on plan assets offset partially by a decrease in discount rates. Net losses arising during the year for other postretirement benefits were due primarily to a decrease in discount rates.

The estimated net losses and prior service credits for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $17 million.  The estimated prior service benefit and net gains for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $23 million.

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2025	2024	2023
Pension funded status:
Discount rate	5.51%	5.73%	5.23%
Future salary increases	4.44%	4.44%	4.44%
Other postretirement benefits funded status:
Discount rate	5.10%	5.52%	5.11%
Pension cost:
Discount rate - service cost	5.99%	5.41%	5.75%
Discount rate - interest cost	5.40%	5.10%	5.40%
Return on assets in plans	8.00%	8.00%	8.00%
Future salary increases	4.44%	4.44%	4.44%
Other postretirement benefits cost:
Discount rate - service cost	5.69%	5.81%	5.56%
Discount rate - interest cost	5.25%	5.58%	5.23%
Return on assets in plans	7.75%	7.75%	7.75%
Health care trend rate	6.50%	6.50%	7.00%

K74

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2025, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.5% for 2026.  We assume the rate will ratably decrease to an ultimate rate of 5.0% for 2034 and remain at that level thereafter.

Asset Management

Eight investment firms manage our defined benefit pension plan’s assets under investment guidelines approved by our Benefits Investment Committee that is composed of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  Fixed income investments must consist predominantly of securities rated investment grade or higher. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).

Our pension plan’s weighted-average asset allocations, by asset category, were as follows:

	Percentage of Plan Assets at December 31,
	2025	2024

Domestic equity securities	51%	52%
Debt securities	25%	25%
International equity securities	23%	22%
Cash and cash equivalents	1%	1%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2025 and at December 31, 2024 of 65% in equity securities and 35% in debt securities.  The target asset allocation for equity is between 50% and 65% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2026, we assume an 8.00% return on pension plan assets.

K75

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

The following table sets forth the pension plan’s assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2025 or 2024.

	December 31, 2025
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,107	$—	$1,107
Common collective trusts:
Debt securities	—	675	675
Domestic equity securities	—	380	380
International equity securities	—	294	294
Commingled funds	—	280	280
Fixed income securities:
Government and agencies securities	—	4	4
Cash and cash equivalents	26	—	26

Total investments	$1,133	$1,633	$2,766
K76

	December 31, 2024
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,054	$—	$1,054
Common collective trusts:
Debt securities	—	637	637
International equity securities	—	362	362
Domestic equity securities	—	346	346
Commingled funds	—	123	123
Fixed income securities:
Government and agencies securities	—	4	4
Cash and cash equivalents	25	—	25

Total investments	$1,079	$1,472	$2,551

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $156 million and $145 million at December 31, 2025 and 2024, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2026, we expect to contribute approximately $23 million to our unfunded pension plans for payments to pensioners and approximately $34 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2026.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2026	$153	$34
2027	150	28
2028	148	27
2029	147	26
2030	147	25
Years 2031 – 2035	737	118

K77

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible craft employees.  Premiums under this plan are expensed as incurred and totaled $6 million, $9 million, and $11 million in 2025, 2024, and 2023, respectively.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, totaled $26 million in 2025, and $25 million in both 2024 and 2023.

15.  Stock-Based Compensation

Under the stockholder-approved LTIP, the Human Capital Management and Compensation Committee (Committee), which is made up of nonemployee members of the Board, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 6,942,153 remain available for future grants as of December 31, 2025.

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

The Committee granted stock options, RSUs, and PSUs pursuant to the LTIP for the last three years as follows:

	2025		2024		2023
	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value
Stock options	80,067	$87.33	107,620	$77.38	69,580	$77.60
RSUs	205,871	256.22	280,111	238.28	214,936	230.12
PSUs	66,636	296.61	64,990	258.60	59,200	236.16

Recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to December 31st will forfeit a portion of awards received in the current year. Receipt of certain LTIP awards is contingent on the recipient having executed a non-compete agreement with the company. Forfeitures are recognized as they occur.

K78

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

	2025	2024	2023
	($ in millions)

Stock-based compensation expense	$63	$40	$40
Total tax benefit	16	11	15

Stock Options

Option exercise prices will be at least the higher of (i) the average of the high and low prices at which Common Stock is traded on the grant date, or (ii) the closing price of Common Stock on the grant date.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years. Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for three or four years in an amount equal to the regular quarterly dividends paid on Common Stock.

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

The fair value of each option awarded was measured on the date of grant using the Black-Scholes valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. Historical exercise data is used to estimate the average expected option term. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2025, 2024, and 2023, a dividend yield of 2.10%, 2.25%, and 2.24%, respectively, was used for the vested period during the remaining expected option term for LTIP options.

The assumptions for the LTIP grants for the last three years are shown in the following table:

	2025	2024	2023

Average expected volatility	29%	28%	27%
Average risk-free interest rate	4.39%	3.93%	3.54%
Average expected option term	6.5 years	6.7 years	7.0 years

K79

A summary of changes in stock options is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding at December 31, 2024	372,664	$179.14
Granted	80,067	257.26
Exercised	(140,819)	119.62
Forfeited	(40)	104.23

Outstanding at December 31, 2025	311,872	226.08

The aggregate intrinsic value of options outstanding at December 31, 2025 was $20 million with a weighted-average remaining contractual term of 6.1 years.  Of these options outstanding, 152,877 were exercisable and had an aggregate intrinsic value of $15 million with a weighted-average exercise price of $194.51 and a weighted-average remaining contractual term of 3.8 years.

The following table provides information related to options exercised for the last three years:

	2025	2024	2023
	($ in millions)

Options exercised	140,819	348,533	206,016
Total intrinsic value	$20	$46	$27
Cash received upon exercise	17	41	19
Related tax benefits realized	4	8	6

At December 31, 2025, total unrecognized compensation related to options granted under the LTIP was $4 million, and is expected to be recognized over a weighted-average period of approximately 2.1 years.

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Common Stock. Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock. The fair value of each RSU was measured on the date of grant as the average of the high and low prices at which Common Stock is traded on the grant date, adjusted for the impact of dividend equivalent payments as applicable.

	2025	2024	2023
	($ in millions)

RSUs vested	183,396	171,620	157,417
Common Stock issued net of tax withholding	127,310	118,365	110,069
Related tax benefits realized	$1	$1	$1

K80

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2024	468,869	$240.80
Granted	205,871	256.22
Vested	(183,396)	242.47
Forfeited	(7,863)	242.04

Nonvested at December 31, 2025	483,481	246.71

At December 31, 2025, total unrecognized compensation related to RSUs was $51 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

	2025	2024	2023
	($ in millions)

PSUs earned	8,540	41,580	58,599
Common Stock issued net of tax withholding	5,633	26,056	40,255
Related tax benefits realized	$—	$—	$—

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2024	75,024	$256.08
Granted	66,636	296.61
Earned	(8,540)	274.26
Unearned	(14,232)	274.26

Balance at December 31, 2025	118,888	275.32

At December 31, 2025, total unrecognized compensation related to PSUs granted under the LTIP was $6 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

K81

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2025	2024	2023
Available for future grants:
LTIP	6,942,153	7,438,613	7,731,573
TSOP	437,746	437,746	436,571
Shares issued during the year:
LTIP	236,986	444,189	315,700
TSOP	36,776	48,765	40,640

K82

16. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2025 and 2024 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2025

Pensions and other postretirement liabilities	$(240)	$49	$(1)	$(192)
Other comprehensive income of equity investees	(22)	4	—	(18)

Accumulated other comprehensive loss	$(262)	$53	$(1)	$(210)

Year ended December 31, 2024

Pensions and other postretirement liabilities	$(292)	$74	$(22)	$(240)
Other comprehensive income of equity investees	(28)	6	—	(22)

Accumulated other comprehensive loss	$(320)	$80	$(22)	$(262)

K83

Other Comprehensive Income

“Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2025
Net gain arising during the year:
Pensions and other postretirement benefits	$64	$(15)	$49
Reclassification adjustments for costs included in net income	(2)	1	(1)

Subtotal	62	(14)	48

Other comprehensive income of equity investees	4	—	4

Other comprehensive income	$66	$(14)	$52

Year ended December 31, 2024
Net gain arising during the year:
Pensions and other postretirement benefits	$98	$(24)	$74
Reclassification adjustments for costs included in net income	(28)	6	(22)

Subtotal	70	(18)	52

Other comprehensive income of equity investees	7	(1)	6

Other comprehensive income	$77	$(19)	$58

Year ended December 31, 2023
Net gain arising during the year:
Pensions and other postretirement benefits	$59	$(15)	$44
Reclassification adjustments for costs included in net income	(23)	6	(17)

Subtotal	36	(9)	27

Other comprehensive income of equity investees	4	—	4

Other comprehensive income	$40	$(9)	$31

K84

17.  Stock Repurchase Programs

We repurchased and retired 2.2 million shares and 2.8 million shares of Common Stock under our stock repurchase programs in 2025 and 2023, respectively, at a cost of $533 million and $627 million, respectively, inclusive of accrued excise taxes. We did not repurchase any shares of Common Stock under our stock repurchase programs in 2024.

On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of
Common Stock beginning April 1, 2022. As of December 31, 2025, $6.3 billion remains authorized for repurchase. With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended share repurchases upon entering into the Merger Agreement.

18.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2025	2024	2023	2025	2024	2023
	($ in millions except per share amounts, shares in millions)

Net income	$2,873	$2,622	$1,827	$2,873	$2,622	$1,827
Dividend equivalent payments	(3)	(3)	(3)	(1)	(2)	(3)

Income available to common stockholders	$2,870	$2,619	$1,824	$2,872	$2,620	$1,824

Weighted-average shares outstanding	225.0	226.1	226.9	225.0	226.1	226.9
Dilutive effect of outstanding options
and share-settled awards				0.3	0.3	0.5
Adjusted weighted-average shares outstanding				225.3	226.4	227.4

Earnings per share	$12.76	$11.58	$8.04	$12.75	$11.57	$8.02

In each year, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million for the years ended December 31, 2025, 2024, and 2023.

K85

19.  Commitments and Contingencies

We and/or certain subsidiaries are subject to numerous lawsuits, inquiries, investigations and other claims and proceedings relating principally to railroad operations. In accordance with FASB ASC 450, “Contingencies,” when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed below. While the ultimate amount of liability incurred in any of these matters is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liabilities and claims. However, the final outcome of any of these matters cannot be predicted with certainty, and developments related to the progress of such matters or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be significant to financial position, results of operations, or liquidity in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. If it is reasonably possible that we will incur losses in excess of the amounts currently recorded as a loss contingency, we disclose the potential range of loss, if reasonably estimable, or we disclose that we cannot reasonably estimate such an amount at this time. For loss contingency matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed below.

We routinely review relevant information with respect to our lawsuits, inquiries, investigations and other claims and proceedings and update our accruals, disclosures and estimates of reasonably possible loss based on such reviews. Our estimates of probable losses and reasonably possible losses are based upon currently available information and involve significant judgment and a variety of assumptions, given that (1) certain legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) there are often significant facts in dispute; and/or (5) there is a wide range of possible outcomes. Accordingly, our estimated range of loss with respect to these matters may change from time to time, and actual losses may exceed current estimates.

Litigation Related to the Mergers

Shareholders have and may continue to file lawsuits challenging the Mergers, which may name us, Union Pacific, members of our Board, members of the Union Pacific board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers or may prevent the Mergers from being completed altogether.

We and Union Pacific have each received demand letters from certain purported shareholders of Norfolk Southern and Union Pacific, as applicable, that allege deficiencies and/or omissions in the registration statement on Form S-4 filed by Union Pacific with the SEC relating to the Mergers. In response to shareholder demand letters alleging deficiencies in the registration statement on Form S-4, we provided additional disclosure via Form 8-K filed on November 6, 2025, which clarified financial projections, board deliberations, and risk factors related to the Mergers. We believe that the allegations in these letters are without merit. There can be no assurances that complaints or additional demands will not be filed or made with respect to the Mergers. If additional similar demands are made, absent new or different allegations that are material, neither we nor Union Pacific will necessarily announce them.

Eastern Ohio Incident

Numerous legal actions have commenced with respect to the February 3, 2023 derailment of a train operated by us in East Palestine, Ohio, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6, 2023 (the Incident), including those more specifically set forth below:

•A consolidated putative class action is pending in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs allege various claims, including negligence, gross negligence, strict
K86

liability, and nuisance, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million, and we made a partial payment of the settlement in 2024, in the amount of $315 million. On November 5, 2025, the U.S. Court of Appeals for the Sixth Circuit dismissed objectors’ appeals of the class action settlement. Under the class action settlement terms, payment of the remaining balance, including timing, is dependent upon resolution of any further appeals to the settlement.

•On August 22, 2023, six Pennsylvania school districts and students filed a putative class action lawsuit in the Western District of Pennsylvania (the Pennsylvania Class Action) alleging negligence, strict liability, nuisance, and trespass, and seeking damages and health monitoring. On December 8, 2023, the school districts amended their complaint to add additional companies as defendants. On February 23, 2024, we and the other defendants filed motions to dismiss and those motions are fully briefed and currently pending before the court.

•We are also named as a defendant in various other Incident-related lawsuits involving other potentially affected third parties, a number of which were filed in early 2025. We are continuing to assess the claims and their potential impact on the Company.

•We have received securities and derivative lawsuits and multiple shareholder document and litigation demand letters:
◦A securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) was initially filed in the Southern District of Ohio alleging multiple securities law violations, but has since been transferred to the Northern District of Georgia. The plaintiffs filed an amended complaint on April 25, 2024 and the defendants filed a motion to dismiss on June 24, 2024. On March 24, 2025, the district court presiding over the Exchange Act lawsuit denied defendants' motion to dismiss and the Exchange Act lawsuit is now in discovery.

◦A securities class action lawsuit under the Securities Act of 1933 (Securities Act) was filed in the Southern District of New York alleging misstatements in association with our debt offerings. On February 27, 2025, the district judge granted defendants' motion to dismiss the Securities Act lawsuit in its entirety, and close the case, which plaintiffs appealed on March 28, 2025 to the U.S. Court of Appeals for the Second Circuit. The appeal was fully briefed as of October 31, 2025 and oral argument is scheduled for February 12, 2026.

◦Six shareholder derivative complaints were filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with safety of the Company’s operations, among other claims (collectively, the Shareholder Derivative Matters). The Shareholder Derivative Matters were consolidated on July 10, 2025, by agreement of the parties. No responsive pleadings have been filed yet in the Shareholder Derivative Matters.

Incident accruals principally related to ongoing legal proceedings totaled $474 million and $444 million at December 31, 2025 and 2024, respectively, which includes the remaining payment of $285 million related to the Ohio Class Action.

In regards to the Incident, the DOJ filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the Clean Water Act (CWA) and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio AG also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases were consolidated for discovery purposes. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company. The DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree, which motion remains pending before the Court. If approved, the Consent Decree will require the Company to pay a civil penalty
K87

of $15 million for alleged violations of the CWA, plus $57 million for the federal government’s oversight costs through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The Ohio AG did not join this settlement; we have filed an answer, and the litigation remains ongoing, in the Ohio AG case. Total Incident-related environmental liabilities related to ongoing environmental monitoring activities and regulatory oversight are $191 million and $244 million at December 31, 2025 and 2024, respectively.

With respect to the Incident, we have recognized approximately $1.1 billion in insurance recoveries (including $338 million, $650 million, and $101 million in 2025, 2024, and 2023, respectively), principally from excess liability (re)insurers. At December 31, 2025, no amounts were outstanding, while $18 million was outstanding at December 31, 2024 and is included in “Accounts receivable – net” on the Consolidated Balance Sheets. In 2025, we exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims).

We are also subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the FRA, the Occupational Safety and Health Administration, the Ohio Attorney General (AG), and the Pennsylvania AG. We are cooperating with all pending inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations).

The FRA examined railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation), similar in scope to an investigation by the NTSB. The FRA Incident Investigation will likely result in the assessment of civil penalties, though the amount and materiality of these penalties cannot be reasonably estimated at this time.

Lawsuits

In 2007, various antitrust class actions filed against us and other Class I railroads in various federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the D.C. Circuit vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. On June 24, 2025, the District Court granted summary judgment dismissing the consolidated cases in full. On July 24, 2025, a majority of plaintiffs appealed this ruling to the Court of Appeals for the D.C. Circuit. We intend to vigorously defend the cases through appeal and believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final resolution of the litigation will not be material. At this time, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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
K88

study. In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.

Employee personal injury claims – The largest component of casualty claims expense not pertaining to the Incident is employee personal injury costs. We engage an independent actuarial firm to provide quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense. The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. The actuarial firm provides the results of these analyses to aid in our estimate of the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

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

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations. In accordance with FASB ASC 410-30 “Environmental Liabilities,” we record a liability for environmental matters where such liability or loss is probable and reasonably estimable. Environmental specialists regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $63 million at December 31, 2025 and $65 million at December 31, 2024, of which $15 million is classified as a current liability at the end of both periods. At December 31, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 69 known locations and projects compared with 74 locations and projects at December 31, 2024. At December 31, 2025, eighteen sites accounted for $55 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At eight locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under CERCLA or comparable state statutes that impose joint and
K89

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

Under moratorium provisions from the last round of negotiations, neither party was permitted to serve notice to compel a new round of mandatory collective bargaining until November 1, 2024. Since that date, Norfolk Southern, or the NCCC acting on behalf of Norfolk Southern, has engaged in discussions and reached ratified agreements with all of our labor unions.

Moratorium clauses in these new ratified agreements foreclose the parties from serving further notices to compel mandatory bargaining until November 1, 2029. During this period, self-help against Norfolk Southern (e.g., a strike or other work stoppage) related to the mandatory collective-bargaining process is prohibited by law.

K90

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. Our current liability insurance provides limits for approximately 83% of covered losses above $75 million and below $734 million per occurrence and/or policy year. Above $800 million per occurrence and/or policy year, we maintain approximately $57 million additional liability insurance limits for certain types of pollution releases. We also purchase insurance for property damage to property owned by us or in our care, custody, or control. Our property insurance provides limits for approximately 77% of covered losses above $75 million and below $275 million per occurrence and/or policy year.

Purchase Commitments

At December 31, 2025, we had outstanding purchase commitments totaling $2.0 billion through 2053 for locomotive modernizations, long-term technology support and development contracts, track material, and vehicles.

Change-In-Control and Retention Arrangements

We have compensation agreements with certain officers and key employees that become operative only upon a change in control of Norfolk Southern, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual’s involuntary or other specified termination and for certain other benefits. We have also entered into retention agreements with certain key employees to promote stability, maintain continuity of leadership and incentivize individuals to remain focused on our business and the successful completion of the Merger with Union Pacific.

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
K91

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2025.  Based on such evaluation, our officers have concluded that, at December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an opinion on our internal control over financial reporting at December 31, 2025.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

K92

Item 9B.  Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
K93

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K94

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2025)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	945,581	(3)	$235.65	(5)	6,942,153

Equity compensation plans
not approved by securities holders	22,490	(4)	102.91		437,746	(6)

Total	968,071				7,379,899

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs, and PSUs granted under LTIP that will be settled in shares of Common Stock.
(4)TSOP.
(5)Calculated without regard to 656,199 outstanding RSUs and PSUs at December 31, 2025.
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

K95

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2025 PSU awards, corporate performance will be based directly on both return on average capital invested and total return to stockholders and will be settled in shares of Common Stock.

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

K96

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor Firm ID: 185.

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K97

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K45
		Report of Independent Registered Public Accounting Firm	K46
		Consolidated Statements of Income, Years ended December 31, 2025, 2024, and 2023	K49
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2025, 2024, and 2023	K50
		Consolidated Balance Sheets at December 31, 2025 and 2024	K51
		Consolidated Statements of Cash Flows, Years ended December 31, 2025, 2024, and 2023	K52
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2025, 2024, and 2023	K53
		Notes to Consolidated Financial Statements	K54

	2.	Financial Statement Schedules:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	K110

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description
2.1
Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc., and PRR Newco, Inc., is incorporated by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004. (SEC File No. 001-08339)

2.2
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

K98

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
Twelfth Supplemental Indenture, dated as of August 26, 2010, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $250 million, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on August 26, 2010. (SEC File No. 001-08339)

(i)
Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009. (SEC File No. 001-08339)

(j)
Second Supplemental Indenture, dated as of May 23, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011. (SEC File No. 001-08339)

(k)
Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $595,504,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

(l)
Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $4,492,000, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

K99

(m)
Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of two series of notes, one in the principal amount of $500 million and one in the principal amount of $100 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011. (SEC File No. 001-08339)

(n)
Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012. (SEC File No. 001-08339)

(o)
Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012. (SEC File No. 001-08339)

(p)
Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013. (SEC File No. 001-08339)

(q)
Indenture, dated as of June 2, 2015, between Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(r)
First Supplemental Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(s)
Second Supplemental Indenture, dated as of November 3, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 3, 2015. (SEC File No. 001-08339)

(t)
Third Supplemental Indenture, dated as of June 3, 2016, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 3, 2016. (SEC File No. 001-08339)

(u)
Fourth Supplemental Indenture, dated as of May 31, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed May 31, 2017. (SEC File No. 001-08339)

(v)
Indenture, dated as of August 15, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. (SEC File No. 001-08339)

(w)
Indenture, dated as of February 28, 2018 between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(x)
First Supplemental Indenture, dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(y)
Second Supplemental Indenture, dated as of August 2, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 2, 2018. (SEC File No. 001-08339)

(z)
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019 (SEC File No. 001-08339)

(aa)
Fourth Supplemental Indenture, dated as of November 4, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 4, 2019. (SEC File No. 001-08339)

(bb)
Description of the Registrant’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, is incorporated by reference to Exhibit 4(hh) to Norfolk Southern Corporation's Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

K100

(cc)
Fifth Supplemental Indenture, dated as of May 11, 2020, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 11, 2020. (SEC File No. 001-08339)

(dd)
Indenture dated as of May 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 15, 2020. (SEC File No. 001-08339)

(ee)
Sixth Supplemental Indenture, dated as of May 12, 2021, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 12, 2021. (SEC File No. 001-08339)

(ff)
Seventh Supplemental Indenture, dated as of August 25, 2021, between the Registrant and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 25, 2021. (SEC File No. 001-08339)

(gg)
Eighth Supplemental Indenture, dated as of February 25, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 25, 2022. (SEC File No. 001-08339)

(hh)
Ninth Supplemental Indenture, dated June 13, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 15, 2022. (SEC File No. 001-08339)

(ii)
Tenth Supplemental Indenture, dated as of February 2, 2023, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 2, 2023. (SEC File No. 001-08339)

(jj)
Eleventh Supplemental Indenture, dated as of August 2, 2023, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 2, 2023. (SEC File No. 001-08339)

(kk)
Twelfth Supplemental Indenture, dated as of November 22, 2023, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2023. (SEC File No. 001-08339)

(ll)
Thirteenth Supplemental Indenture, dated as of May 2, 2025, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 2, 2025. (SEC File No. 001-008339)

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

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

K101

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

K102

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

K103

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

(gg)*,**	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2026.

(hh)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for Restricted Stock Units and deferral election form as approved by the Human Capital Management and Compensation Committee on November 18, 2021, is incorporated by reference to Exhibit 10(cc) to Norfolk Southern Corporation's Form 10-K filed on February 4, 2022. (SEC File No. 001-08339)

(ii)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Non-Qualified Stock Options approved by the Human Capital Management and Compensation Committee on January 28, 2025, is incorporated by reference to Exhibit 10(ii) to Norfolk Southern’s Form 10-K filed February 10, 2025. (SEC File No. 001-08339)

(jj)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Restricted Stock Units approved by the Compensation and Talent Management Committee on September 23, 2025, is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s 10-Q filed on October 23, 2025. (SEC File No. 001-08339)

(kk)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Performance Share Units approved by the Compensation and Talent Management Committee on January 26, 2026.

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

(pp)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Performance-Based Restricted Stock Units is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

K104

(qq)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Restricted Stock Units is incorporated by reference to Exhibit 99.3 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(rr)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(ss)
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
Consent and First Omnibus Amendment dated May 14, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule). (SEC File No. 001-08339)

(ww)
Consent and Second Omnibus Amendment dated September 10, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule). (SEC File No. 001-08339)

(xx)
Third Omnibus Amendment Agreement dated January 23, 2023 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on April 26, 2023. (SEC File No. 001-08339)

(yy)
Fourth Omnibus Amendment Agreement dated February 28, 2024 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on April 24, 2024. (SEC File No. 001-08339)

(zz)*
Norfolk Southern Executive Severance Plan as amended and restated on May 8, 2025, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s 10-Q filed on July 29, 2025. (SEC File No. 001-08339)

(aaa)
Cooperation Agreement dated November 13, 2024, by and among Norfolk Southern Corporation, Ancora Catalyst Institutional LP and certain of its affiliates is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on November 14, 2024. (SEC File No. 001-08339)

(bbb)*	Form of Retention Bonus Agreement is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 29, 2025. (SEC File No. 001-08339)

19	Norfolk Southern Corporation Insider Trading policies and procedures, incorporated by reference to Exhibit 19 to Norfolk Southern’s Form 10-K filed February 10, 2025. (SEC File No. 001-08339)

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-14(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-14(a) CFO Certification.

32**	Section 1350 Certifications.

K105

97*
Norfolk Southern Corporation Incentive-Based Compensation Recovery Policy as adopted by Human Capital Management and Compensation Committee on November 17, 2023 is incorporated by reference to Exhibit 97 to Norfolk Southern Corporation's Form 10-K filed on February 5, 2024. (SEC File No. 001-08339)

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2025, 2024, and 2023; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2025, 2024, and 2023; (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2025, 2024, and 2023; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2025, 2024, and 2023; and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2025 Form 10-K posted on our website at www.norfolksouthern.com under “Investors” “Financial Reports” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation 650 West Peachtree Street NW Atlanta, Georgia 30308-1925
K106

Item 16.  Form 10-K Summary

Not applicable.

K107

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2026.

/s/ Mark R. George
By:	Mark R. George
(President and Chief Executive Officer)

K108

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 9th day of February, 2026, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Mark R. George (Mark R. George)	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Zampi (Jason A. Zampi)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Claiborne L. Moore (Claiborne L. Moore)	Vice President and Controller (Principal Accounting Officer)

/s/ Richard H. Anderson (Richard H. Anderson)	Independent Chair and Director

/s/ William Clyburn, Jr. (William Clyburn, Jr.)	Director

/s/ Philip S. Davidson (Philip S. Davidson)	Director

/s/ Francesca A. DeBiase (Francesca A. DeBiase)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ Sameh Fahmy (Sameh Fahmy)	Director

/s/ Mary Kathryn Heitkamp (Mary Kathryn Heitkamp)	Director

/s/ John C. Huffard, Jr. (John C. Huffard, Jr.)	Director

/s/ Christopher T. Jones (Christopher T. Jones)	Director

/s/ Gilbert H. Lamphere (Gilbert H. Lamphere)	Director

/s/ Lori J. Ryerkerk (Lori J. Ryerkerk)	Director

K109

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2025, 2024, and 2023
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2025
Current portion of casualty and
other claims included in
accounts payable	$216	$43		$126	(2)	$(171)	(3)	$214
Casualty and other claims
included in other liabilities	229	129	(1)	—		(117)	(4)	241

Year ended December 31, 2024
Current portion of casualty and
other claims included in
accounts payable	$186	$72		$109	(2)	$(151)	(3)	$216
Casualty and other claims
included in other liabilities	221	152	(1)	—		(144)	(4)	229

Year ended December 31, 2023
Current portion of casualty and
other claims included in
accounts payable	$170	$51		$84	(2)	$(119)	(3)	$186
Casualty and other claims
included in other liabilities	218	153	(1)	—		(150)	(4)	221

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from accounts payable.
(4)Payments and reclassifications to/from other liabilities.

K110