Form 10-Q
period 2026-03-31
NORFOLK SOUTHERN CORP
filed 2026-04-24
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock ($1.00 par value per share)	224,594,001	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2026	2025
	($ in millions, except per share amounts)

Railway operating revenues	$2,998	$2,993

Railway operating expenses
Compensation and benefits	740	739
Purchased services and rents	522	498
Fuel	256	244
Depreciation	352	346
Materials and other	189	205
Merger-related expenses	52	—
Eastern Ohio incident	10	(185)

Total railway operating expenses	2,121	1,847

Income from railway operations	877	1,146

Other income – net	35	31
Interest expense on debt	197	199

Income before income taxes	715	978

Income taxes	168	228

Net income	$547	$750

Earnings per share
Basic	$2.43	$3.31
Diluted	2.43	3.31

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2026	2025
	($ in millions)

Net income	$547	$750
Other comprehensive income (loss), before tax:
Pension and other postretirement expense	(2)	—
Other comprehensive income of equity investees	—	1

Other comprehensive income (loss), before tax	(2)	1
Income tax benefit related to items of other
comprehensive income (loss)	1	—

Other comprehensive income (loss), net of tax	(1)	1

Total comprehensive income	$546	$751

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,341	$1,530
Accounts receivable – net	1,123	988
Materials and supplies	312	271
Other current assets	248	409
Total current assets	3,024	3,198

Investments	4,116	4,089
Properties less accumulated depreciation of $14,769
and $14,617, respectively	36,442	36,479
Other assets	1,531	1,470

Total assets	$45,113	$45,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,695	$1,863
Income and other taxes	320	340
Other current liabilities	711	965
Current maturities of long-term debt	609	607
Total current liabilities	3,335	3,775

Long-term debt	16,492	16,480
Other liabilities	1,724	1,723
Deferred income taxes	7,758	7,711

Total liabilities	29,309	29,689

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,594,001 and 224,420,699 shares,
respectively, net of treasury shares	226	226
Additional paid-in capital	2,312	2,296
Accumulated other comprehensive loss	(211)	(210)
Retained income	13,477	13,235

Total stockholders’ equity	15,804	15,547

Total liabilities and stockholders’ equity	$45,113	$45,236

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2026	2025
	($ in millions)
Cash flows from operating activities
Net income	$547	$750
Reconciliation of net income to net cash provided by operating activities:
Depreciation	352	346
Deferred income taxes	48	57
Gains and losses on properties	(17)	(23)
Changes in assets and liabilities affecting operations:
Accounts receivable	(135)	(165)
Materials and supplies	(41)	4
Other current assets	45	31
Current liabilities other than debt	(388)	22
Other – net	(67)	(72)

Net cash provided by operating activities	344	950

Cash flows from investing activities
Property additions	(382)	(449)
Property sales and other transactions	162	18
Investment purchases	(3)	(609)
Investment sales and other transactions	10	19

Net cash used in investing activities	(213)	(1,021)

Cash flows from financing activities
Dividends	(303)	(306)
Common stock transactions	(11)	(9)
Purchase and retirement of common stock	(5)	(248)
Debt repayments	(1)	(1)

Net cash used in financing activities	(320)	(564)

Net decrease in cash and cash equivalents	(189)	(635)

Cash and cash equivalents
At beginning of year	1,530	1,641

At end of period	$1,341	$1,006

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$185	$192
Income taxes (net of refunds)	138	1

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2025	$226	$2,296	$(210)	$13,235	$15,547

Comprehensive income:
Net income				547	547
Other comprehensive loss			(1)		(1)
Total comprehensive income					546
Dividends on common stock,
$1.35 per share				(303)	(303)
Stock-based compensation		16		(2)	14

Balance at March 31, 2026	$226	$2,312	$(211)	$13,477	$15,804

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2024	$228	$2,247	$(262)	$12,093	$14,306

Comprehensive income:
Net income				750	750
Other comprehensive income			1		1
Total comprehensive income					751
Dividends on common stock,
$1.35 per share				(306)	(306)
Share repurchases	(1)	(9)		(240)	(250)
Stock-based compensation		11		(1)	10

Balance at March 31, 2025	$227	$2,249	$(261)	$12,296	$14,511

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2026 and December 31, 2025, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2026 and 2025, and our cash flows for the first three months of 2026 and 2025 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

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

The full text of the Merger Agreement can be found as Exhibit 2.1 in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on July 29, 2025.

During the first quarter of 2026, we incurred $52 million in expenses related to or resulting from the proposed transaction. These costs, which include costs associated with employee retention agreements, fees to third-party advisors, and expenses for legal services, are recorded in “Merger-related expenses” on the Consolidated Statements of Income.

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

	First Quarter
	2026	2025
	($ in millions)

Railway operating revenues (Note 3)	$2,998	$2,993

Railway operating expenses
Compensation and benefits	740	739
Purchased services	418	401
Equipment rents	104	97
Fuel	256	244
Depreciation	352	346
Materials	94	100
Claims	53	66
Other	42	39
Merger-related expenses	52	—
Eastern Ohio incident	10	(185)

Total railway operating expenses	2,121	1,847

Income from railway operations	877	1,146

Other income – net	35	31
Interest expense on debt	197	199

Income before income taxes	715	978

Income taxes	168	228

Net income	$547	$750

3.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2026	2025
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$625	$636
Chemicals	567	535
Metals and construction	413	414
Automotive	280	278
Merchandise	1,885	1,863
Intermodal	749	760
Coal	364	370

Total	$2,998	$2,993

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2026 and December 31, 2025.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 6% and 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters of 2026 and 2025, respectively.

Revenues related to interline transportation services that involve another railroad are reported on a net basis. Therefore, the portion of the total amount that relates to another party is not reflected in revenues.

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2026	December 31, 2025
	($ in millions)

Customer	$828	$715
Non-customer	295	273

Accounts receivable – net	$1,123	$988

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at March 31, 2026 and December 31, 2025.

4.  Stock-Based Compensation

	First Quarter
	2026	2025
	($ in millions)

Stock-based compensation expense	$25	$18
Total tax benefit	7	5

During the first quarter of 2026, no stock options were granted. We granted restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

RSUs	197,759	$287.91
PSUs	78,986	273.82

Stock Options

	First Quarter
	2026	2025
	($ in millions)

Options exercised	39,693	42,552
Cash received upon exercise	$4	$4
Related tax benefits realized	1	1

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2026	2025
	($ in millions)

RSUs vested	178,583	152,764
Common Stock issued net of tax withholding	125,200	107,257
Related tax benefits realized	$2	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the first quarter of 2026.

First Quarter
2025
($ in millions)

PSUs earned	8,540
Common Stock issued net of tax withholding	5,633
Related tax benefits realized	$—

5.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2026	2025	2026	2025
	($ in millions, except per share amounts, shares in millions)

Net income	$547	$750	$547	$750
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$546	$749	$547	$749

Weighted-average shares outstanding	224.5	226.1	224.5	226.1
Dilutive effect of outstanding options and share-settled awards			0.5	0.4
Adjusted weighted-average shares outstanding			225.0	226.5

Earnings per share	$2.43	$3.31	$2.43	$3.31

During the first quarters of 2026 and 2025, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none and 0.1 million in the first quarters ended March 31, 2026 and 2025, respectively.

6.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported on the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three months ended March 31, 2026
Pensions and other postretirement liabilities	$(192)	$—	$(1)	$(193)
Other comprehensive loss of equity investees	(18)	—	—	(18)

Accumulated other comprehensive loss	$(210)	$—	$(1)	$(211)

Three months ended March 31, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive income of equity investees	(22)	1	—	(21)

Accumulated other comprehensive loss	$(262)	$1	$—	$(261)

7.  Stock Repurchase Program

We did not repurchase shares of Common Stock under our stock repurchase program in the first three months of 2026, while we repurchased and retired 1.0 million shares of Common Stock at a cost of $250 million in the first three months of 2025, inclusive of accrued excise taxes. “Purchase and retirement of common stock” in 2026 as presented on the Consolidated Statements of Cash Flows reflects the payment of excise taxes on shares repurchased in 2025.

With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended share repurchases upon entering into the Merger Agreement.

8.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.8 billion at both March 31, 2026 and December 31, 2025.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $52 million and $49 million for the first quarters of 2026 and 2025, respectively. Our equity in Conrail’s earnings, net of amortization, was $19 million and $16 million for the first quarters of 2026 and 2025, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2026 and December 31, 2025 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $76 million and $74 million for the first quarters of 2026 and 2025, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $8 million and $11 million for the first quarters of 2026 and 2025, respectively.

9.  Debt

Under the terms of the Merger Agreement, we are subject to certain restrictions on incurring additional indebtedness.

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have in place an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At March 31, 2026 and December 31, 2025, we had no outstanding commercial paper, and we are in compliance with all of its covenants.

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was approximately $400 million and $397 million at March 31, 2026 and December 31, 2025, respectively. Our accounts receivable securitization program was supported by $843 million and $735 million in receivables at March 31, 2026 and December 31, 2025, respectively, which are included in “Accounts receivable – net.”

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter
	2026	2025	2026	2025
	($ in millions)
Service cost	$7	$6	$1	$1
Interest cost	25	26	3	3
Expected return on plan assets	(52)	(49)	(2)	(2)
Amortization of net losses	4	6	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(16)	$(11)	$(4)	$(4)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

11.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2026 or December 31, 2025. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(17,101)	$(15,576)	$(17,087)	$(15,865)

12.  Commitments and Contingencies

We and/or certain subsidiaries are subject to numerous lawsuits, inquiries, investigations and other claims and proceedings relating principally to railroad operations. In accordance with Financial Accounting Standards Board (FASB) ASC 450, “Contingencies,” when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed. While the ultimate amount of liability incurred in any of these matters is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liabilities and claims. However, the final outcome of any of these matters cannot be predicted with certainty, and developments related to the progress of such matters or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be significant to our financial position, results of operations, or liquidity in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. If it is reasonably possible that we will incur losses in excess of the amounts currently recorded as a loss contingency, we disclose the potential range of loss, if reasonably estimable, or we disclose that we cannot reasonably estimate such an amount at this time. For loss contingency matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

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

Litigation Related to the Mergers

Shareholders have and may continue to file lawsuits challenging the Mergers, which may name us, Union Pacific, members of our Board of Directors, members of the Union Pacific board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers or may prevent the Mergers from being completed altogether.

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

Eastern Ohio Incident

Numerous legal actions have commenced with respect to the February 3, 2023 derailment of a train operated by us in East Palestine, Ohio, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6, 2023 (the Incident), including those more specifically set forth below:

•We were named in a consolidated putative class action in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs alleged various claims, including negligence, gross negligence, strict liability, and nuisance, and sought as relief compensatory and punitive damages, medical monitoring and business losses. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million, and we made a partial payment of the settlement in 2024, in the amount of $315 million. On November 5, 2025, the U.S. Court of Appeals for the Sixth Circuit dismissed objectors’ appeals of the class action settlement. On March 2, 2026, the U.S. Supreme Court denied objectors’ petition for a writ of certiorari. Accordingly, pursuant to the class action settlement terms, we made the final settlement payment in March 2026 in the amount of $285 million.

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

◦A securities class action lawsuit under the Securities Act of 1933 (Securities Act) was filed in the Southern District of New York alleging misstatements in association with our debt offerings. On February 27, 2025, the district judge granted defendants' motion to dismiss the Securities Act lawsuit in its entirety, and close the case, which plaintiffs appealed on March 28, 2025 to the U.S. Court of Appeals for the Second Circuit. On February 7, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s judgment. The case is now closed.

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

Incident accruals principally related to ongoing legal proceedings totaled $189 million and $474 million at March 31, 2026 and December 31, 2025, respectively.

In regards to the Incident, the U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the Clean Water Act (CWA) and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases were consolidated for discovery purposes. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company. The DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree, which motion remains pending before the Court. If approved, the Consent Decree will require the Company to pay a civil penalty of $15 million for alleged violations of the CWA, plus $57 million for the federal government’s oversight costs through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years to twenty years. The Ohio AG did not join this settlement, and the litigation remains ongoing in the Ohio AG case. Both Norfolk Southern and the Ohio AG filed summary judgment motions, and Norfolk Southern filed six Daubert motions. On March 9, 2026, the Court granted a motion to intervene filed by two individuals who live and/or work near the derailment site. In granting the motion to intervene, the Court stayed the pending summary judgment and Daubert motions until it determines whether additional discovery is necessary. Total Incident-related environmental liabilities related to ongoing environmental monitoring activities and regulatory oversight are $186 million and $191 million at March 31, 2026 and December 31, 2025, respectively.

With respect to the Incident, we have recognized approximately $1.1 billion in insurance recoveries (including $1 million and $224 million during the first quarters of 2026 and 2025, respectively), principally from excess liability (re)insurers. By June 30, 2025, we exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers ongoing evaluation of our claims).

We are also subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio AG, and the Pennsylvania AG. We are cooperating with all pending inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations).

The FRA examined railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation), similar in scope to an investigation by the National Transportation Safety Board. The FRA Incident Investigation will likely result in the assessment of civil penalties, though the amount and materiality of these penalties cannot be reasonably estimated at this time.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $62 million at March 31, 2026 and $63 million at December 31, 2025, of which $15 million is classified as a current liability at the end of both periods. At March 31, 2026 and December 31, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 69 known locations and projects. At March 31, 2026, eighteen sites accounted for $54 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on our assessment of the facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs to address those environmental matters of which we are aware. Further, we believe that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

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

Purchase Commitments

During the first quarter of 2026, we entered into additional unconditional purchase obligations of approximately $300 million through 2030 for track and locomotive materials.

13. New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This update requires an entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. Entities are required to provide disaggregated information about expenses to help investors better understand performance, better assess prospects for future cash flows, and compare performance over time and with that of other entities. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We will not early adopt the standard and are currently evaluating the impact of this amendment on our disclosures.

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

14. Subsequent Events

On April 1, 2026, we entered into amended and restated agreements to renew the lease of our corporate headquarters building in Atlanta, Georgia, for an additional five‑year term. The lease includes options to extend the lease for an additional five years, purchase the office building, or arrange a sale of the office building at the end of the lease term. The lease contains a residual value guarantee of up to 100% of the total lease balance of $499 million.

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
On July 28, 2025, we entered into a Merger Agreement with Union Pacific, marking a transformational step toward creating America’s first transcontinental railroad – an outcome we believe will unlock new opportunities for our customers, employees, and the broader U.S. economy. By integrating two complementary networks, we believe the merged company will be positioned to deliver more efficient, reliable, and sustainable freight service across the nation. Details of the proposed transaction are further described in Note 1.

Our first-quarter performance reflected disciplined cost control despite headwinds from rising fuel costs. Our year-over-year results were impacted by incremental Merger-related expenses and the absence of insurance recoveries related to the Eastern Ohio Incident. Nevertheless, we continued to drive improvements in labor productivity and fuel efficiency. For the first quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 70.7%, and an adjusted operating ratio of 68.7% (see our non-GAAP reconciliations beginning on page 24). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating revenues	$2,998	$2,993	—%
Railway operating expenses	$2,121	$1,847	15%
Income from railway operations	$877	$1,146	(23%)
Net income	$547	$750	(27%)
Diluted earnings per share	$2.43	$3.31	(27%)
Railway operating ratio (percent)	70.7	61.7	15%

Income from railway operations, net income, and diluted earnings per share decreased, the result of higher railway operating expenses, primarily related to the absence of insurance recoveries related to the Eastern Ohio Incident recognized in the prior year. Our financial results were further impacted by Merger-related expenses, inflation, and higher fuel prices, partially offset by productivity savings and an increase in average revenue per unit, primarily driven by favorable mix.

The following tables adjust our GAAP financial results for the first quarters of 2026 and 2025 to exclude the effects of the Incident. First quarter 2026 results are also adjusted to exclude Merger-related expenses. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Quarter 2026
	Reported (GAAP)	Merger - Related Expenses	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,121	$(52)	$(10)	$2,059
Income from railway operations	$877	$52	$10	$939
Net income	$547	$43	$7	$597
Diluted earnings per share	$2.43	$0.19	$0.03	$2.65
Railway operating ratio (percent)	70.7	(1.7)	(0.3)	68.7

	Non-GAAP Reconciliation for First Quarter 2025
	Reported (GAAP)	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,847	$185	$2,032
Income from railway operations	$1,146	$(185)	$961
Net income	$750	$(141)	$609
Diluted earnings per share	$3.31	$(0.62)	$2.69
Railway operating ratio (percent)	61.7	6.2	67.9

In the table below, references to the results for the first quarters of 2026 and 2025 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the previous tables.

	Adjusted (non-GAAP)
	First Quarter
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating expenses	$2,059	$2,032	1%
Income from railway operations	$939	$961	(2%)
Net income	$597	$609	(2%)
Diluted earnings per share	$2.65	$2.69	(1%)
Railway operating ratio (percent)	68.7	67.9	1%

On an adjusted basis, income from railway operations decreased due to higher railway operating expenses. The increase in adjusted railway operating expenses reflects inflation and higher fuel prices, partially offset by productivity savings and an increase in average revenue per unit, primarily driven by favorable mix.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2026	2025	% change
Merchandise:
Agriculture, forest and consumer products	$625	$636	(2%)
Chemicals	567	535	6%
Metals and construction	413	414	—%
Automotive	280	278	1%
Merchandise	1,885	1,863	1%
Intermodal	749	760	(1%)
Coal	364	370	(2%)
Total	$2,998	$2,993	—%

Units
Merchandise:
Agriculture, forest and consumer products	181.3	183.6	(1%)
Chemicals	141.4	132.0	7%
Metals and construction	145.5	148.3	(2%)
Automotive	89.6	88.3	1%
Merchandise	557.8	552.2	1%
Intermodal	980.6	1,022.9	(4%)
Coal	178.8	164.7	9%
Total	1,717.2	1,739.8	(1%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,444	$3,466	(1%)
Chemicals	4,008	4,051	(1%)
Metals and construction	2,841	2,791	2%
Automotive	3,125	3,152	(1%)
Merchandise	3,379	3,374	—%
Intermodal	764	743	3%
Coal	2,034	2,247	(9%)
Total	1,746	1,720	2%

Railway operating revenues increased $5 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$19	$(31)	$32
Fuel surcharge revenue	3	4	1
Rate, mix and other	—	16	(39)

Total	$22	$(11)	$(6)

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $210 million and $202 million in the first quarters of 2026 and 2025, respectively. Fuel surcharge revenues for the remainder of the year are expected to increase based on current fuel commodity prices.

Merchandise

Merchandise revenues increased primarily due to higher volume.

Agriculture, forest and consumer products volume declined primarily due to lower pulpboard and corn shipments, partially offset by higher feed and fertilizer volume. Pulpboard volume decreased as a result of unplanned customer downtime resulting from severe winter weather. Corn volume declined due to reduced demand for shipments to the southeast compared to the prior year. These declines were partially offset by higher feed volume, reflecting gains in soymeal and corn germ meal shipments, and increased fertilizer volume driven by lower phosphate commodity prices early in the year.

Chemicals volume rose primarily due to higher shipments of natural gas liquids, inorganic chemicals, crude oil, and sand. Natural gas liquids volume rose due to increased domestic and export demand. Inorganic chemical volume increased, driven by rock salt restocking resulting from severe winter weather. Crude oil volume increased compared to the prior year, which was impacted by tariff-related uncertainty. Sand volume increased due to strong demand to support natural gas drilling.

Metals and construction volume decreased primarily driven by lower aggregate shipments as a result of severe winter weather conditions.

Automotive volume increased driven by growth with existing customers, partially offset by production downtime and model discontinuations for certain manufacturers.

Intermodal

Intermodal revenues decreased due to lower volume, partially offset by higher average revenue per unit, driven by increased pricing.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2026	2025	% change

Domestic	603.8	608.8	(1%)
International	376.8	414.1	(9%)

Total	980.6	1,022.9	(4%)

Domestic volume decreased as a result of lower premium demand. International volume declined in the current period as the prior year benefited from elevated volume related to anticipated tariff changes.

Coal

Coal revenues decreased due to lower average revenue per unit, driven by reduced pricing and adverse mix, partially offset by higher volumes.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2026	2025	% change

Utility	9,317	7,312	27%
Export	8,226	8,260	—%
Domestic metallurgical	1,728	2,085	(17%)
Industrial	901	860	5%

Total	20,172	18,517	9%

Utility tonnage increased due to higher electricity demand, higher natural gas prices, and restocking of customer inventories. Export tonnage was flat as increased customer demand was offset by winter weather-related impacts. Domestic metallurgical tonnage decreased due to idled facilities and winter weather impacts. Industrial coal tonnage increased as a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2026	2025	% change

Compensation and benefits	$740	$739	—%
Purchased services	418	401	4%
Equipment rents	104	97	7%
Fuel	256	244	5%
Depreciation	352	346	2%
Materials	94	100	(6%)
Claims	53	66	(20%)
Other	42	39	8%
Merger-related expenses	52	—
Eastern Ohio incident	10	(185)	105%

Total	$2,121	$1,847	15%

Compensation and benefits expense increased slightly as follows:

•pay rates (up $21 million),
•health and welfare benefit rates (up $7 million),
•payroll taxes (up $6 million),
•incentive and stock-based compensation (down $24 million),
•employee activity levels (down $11 million), and
•other (up $2 million).

Average rail headcount for the quarter was down by approximately 320 compared with the first quarter of 2025.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Expense increased primarily due to higher costs associated with severe winter weather and technology-related costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased due to higher automotive equipment expenses driven by higher volumes as well as lower earnings from our investment in TTX.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices. We expect fuel expense for the remainder of the year to increase based on current fuel commodity prices.

Depreciation expense increased due to a higher asset base.

Materials expense decreased due to lower freight car repairs and reduced engineering material consumption.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense decreased primarily due to lower personal injury expense and reduced costs related to environmental matters unrelated to the Incident.

Other expense increased primarily due to lower gains from operating property sales. Gains from the sales of operating property totaled $17 million and $23 million in the first quarter of 2026 and 2025, respectively.

Merger-related expenses primarily relate to costs associated with employee retention agreements, third-party advisor fees, and legal fees and were $52 million in the first quarter.

Eastern Ohio incident expenses were $10 million in the first quarter of 2026. In the first quarter of 2025, insurance and other recoveries exceeded additional Incident-related expenses by $185 million. Cash payments attributable to the Incident were $300 million during the first three months of 2026, while insurance recoveries collected exceeded payments by $58 million during the first three months of 2025, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 12.

Other income – net

Other income – net increased $4 million primarily due to higher pension and postretirement benefits and higher interest income, partially offset by lower returns on COLI.

Income taxes

The effective tax rate for the first three months of 2026 was 23.5% compared with 23.3% for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $344 million for the first three months of 2026, compared with $950 million for the same period of 2025. The decrease was driven by higher cash payments related to the Incident and higher cash paid for income taxes. We had negative working capital of $311 million and $577 million at March 31, 2026 and December 31, 2025, respectively. Cash and cash equivalents totaled $1.3 billion and $1.5 billion at March 31, 2026 and December 31, 2025, respectively.

Cash used in investing activities was $213 million for the first three months of 2026, compared with $1.0 billion for the same period last year. The decrease was driven by the absence of COLI loan repayments and lower property additions, partially offset by higher proceeds from property sales and other transactions.

Cash used in financing activities was $320 million for the first three months of 2026, compared with $564 million for the same period last year. The decrease reflects lower repurchases of Common Stock. We did not repurchase any Common Stock during the first three months of 2026, while we repurchased $248 million during the same period last year. As of March 31, 2026, $6.3 billion remains authorized by our Board of Directors for repurchase. With limited exceptions, the Merger Agreement prohibits the Company from repurchasing shares of its common stock without approval by Union Pacific. As a result, the Company has suspended share repurchase activities.

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either March 31, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both March 31, 2026 and December 31, 2025, we had no outstanding commercial paper.

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2026. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at March 31, 2026 and $397 million at December 31, 2025.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at March 31, 2026 and December 31, 2025. Our remaining borrowing capacity was approximately $590 million and $595 million at March 31, 2026 and December 31, 2025, respectively.

Our debt-to-total capitalization ratio was 52.0% at March 31, 2026 and 52.4% at December 31, 2025. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, ability to reduce shareholder distributions, and ability to moderate or defer property additions provide additional flexibility to meet our ongoing obligations in the short- and long-term, subject to certain restrictions on incurring additional indebtedness under the Merger Agreement. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2025, with the exception of approximately $300 million of additional unconditional purchase obligations, which extend through 2030.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the critical accounting estimates contained in our Form 10-K at December 31, 2025.

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
•disruption to the Company’s business as a result of the announcement and pendency of the Mergers, including the restrictions contained in the Merger Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Mergers;
•the diversion of the Company’s management’s attention and time from ongoing business operations and opportunities on Merger-related items;

•the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•the reputational risk and adverse reactions of customers (certain of whom have and may continue to diversify their distribution networks, including in response to actions by our competitors), suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the Mergers.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2026.  Based on such evaluation, our officers have concluded that, at March 31, 2026, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2026, we completed an upgrade of our enterprise resource planning system. As a result, we made changes to certain processes, systems, and related internal controls over financial reporting. These changes include modifications to information technology general controls, automated application controls, and certain business process controls. We believe we maintained appropriate internal control over financial reporting during the implementation. As part of the implementation, we have also designed new internal controls and/or modified existing internal controls as necessary for the new system and business processes. These changes have been and will continue to be subject to our evaluation of the design and operating effectiveness of our internal control over financial reporting.

Other than this system implementation, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

The risks set forth in “Risk Factors” included in our 2025 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

January 1-31, 2026	—	$—	—	$6,339,415,156
February 1-28, 2026	—	—	—	6,339,415,156
March 1-31, 2026	—	—	—	6,339,415,156

Total	—		—

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of March 31, 2026, $6.3 billion remains authorized for repurchase. With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended repurchases upon entering into the Merger Agreement.

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

Item 6.  Exhibits

10.1	Amended and Restated Participation Agreement, dated as of April 1, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 2, 2026).

10.2
Amended and Restated Lease, Leasehold Deed to Secure Debt and Security Agreement, dated as of April 1, 2026 (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 2, 2026).

10.3	Amended and Restated Guaranty, dated as of April 1, 2026 (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on April 2, 2026).

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2026 and 2025; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2026 and 2025; (iii) the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (iv) the Consolidated Statements of Cash Flows for the first three months of 2026 and 2025; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2026 and 2025; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 24, 2026	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	April 24, 2026	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)