Form 10-Q
period 2026-06-30
NORFOLK SOUTHERN CORP
filed 2026-07-23
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
Common Stock ($1.00 par value per share)	224,608,373	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions, except per share amounts)

Railway operating revenues	$3,465	$3,110	$6,463	$6,103

Railway operating expenses
Compensation and benefits	744	692	1,484	1,431
Purchased services and rents	550	520	1,072	1,018
Fuel	405	219	661	463
Depreciation	358	346	710	692
Materials and other	212	195	401	400
Merger-related expenses	51	—	103	—
Restructuring and other charges	6	10	6	10
Eastern Ohio incident	15	(47)	25	(232)

Total railway operating expenses	2,341	1,935	4,462	3,782

Income from railway operations	1,124	1,175	2,001	2,321

Other income – net	32	24	67	55
Interest expense on debt	197	201	394	400

Income before income taxes	959	998	1,674	1,976

Income taxes	225	230	393	458

Net income	$734	$768	$1,281	$1,518

Earnings per share
Basic	$3.26	$3.41	$5.70	$6.72
Diluted	3.26	3.41	5.69	6.72

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)

Net income	$734	$768	$1,281	$1,518
Other comprehensive income (loss), before tax:
Pension and other postretirement expense	—	—	(2)	—
Other comprehensive income (loss) of equity investees	(1)	—	(1)	1

Other comprehensive income (loss), before tax	(1)	—	(3)	1
Income tax benefit related to items of other
comprehensive income (loss)	—	—	1	—

Other comprehensive income (loss), net of tax	(1)	—	(2)	1

Total comprehensive income	$733	$768	$1,279	$1,519

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,069	$1,530
Accounts receivable – net	1,177	988
Materials and supplies	327	271
Other current assets	228	409
Total current assets	2,801	3,198

Investments	4,155	4,089
Properties less accumulated depreciation of $15,031
and $14,617, respectively	36,626	36,479
Other assets	1,540	1,470

Total assets	$45,122	$45,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,783	$1,863
Income and other taxes	218	340
Other current liabilities	720	965
Current maturities of long-term debt	649	607
Total current liabilities	3,370	3,775

Long-term debt	15,967	16,480
Other liabilities	1,714	1,723
Deferred income taxes	7,818	7,711

Total liabilities	28,869	29,689

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,608,373 and 224,420,699 shares,
respectively, net of treasury shares	226	226
Additional paid-in capital	2,332	2,296
Accumulated other comprehensive loss	(212)	(210)
Retained income	13,907	13,235

Total stockholders’ equity	16,253	15,547

Total liabilities and stockholders’ equity	$45,122	$45,236

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2026	2025
	($ in millions)
Cash flows from operating activities
Net income	$1,281	$1,518
Reconciliation of net income to net cash provided by operating activities:
Depreciation	710	692
Deferred income taxes	108	109
Gains and losses on properties	(18)	(57)
Changes in assets and liabilities affecting operations:
Accounts receivable	(190)	(57)
Materials and supplies	(56)	(36)
Other current assets	62	54
Current liabilities other than debt	(386)	(106)
Other – net	(113)	(90)

Net cash provided by operating activities	1,398	2,027

Cash flows from investing activities
Property additions	(821)	(924)
Property sales and other transactions	177	66
Investment purchases	(5)	(613)
Investment sales and other transactions	20	36

Net cash used in investing activities	(629)	(1,435)

Cash flows from financing activities
Dividends	(606)	(609)
Common stock transactions	(12)	(8)
Purchase and retirement of common stock	(5)	(456)
Proceeds from borrowings	—	396
Debt repayments	(607)	(253)

Net cash used in financing activities	(1,230)	(930)

Net decrease in cash and cash equivalents	(461)	(338)

Cash and cash equivalents
At beginning of year	1,530	1,641

At end of period	$1,069	$1,303

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$377	$378
Income taxes (net of refunds)	386	414

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2025	$226	$2,296	$(210)	$13,235	$15,547

Comprehensive income:
Net income				547	547
Other comprehensive loss			(1)		(1)
Total comprehensive income					546
Dividends on common stock,
$1.35 per share				(303)	(303)
Stock-based compensation		16		(2)	14

Balance at March 31, 2026	226	2,312	(211)	13,477	15,804

Comprehensive income:
Net income				734	734
Other comprehensive loss			(1)		(1)
Total comprehensive income					733
Dividends on common stock,
$1.35 per share				(303)	(303)
Stock-based compensation		20		(1)	19

Balance at June 30, 2026	$226	$2,332	$(212)	$13,907	$16,253

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2026 and December 31, 2025, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2026 and 2025, and our cash flows for the first six months of 2026 and 2025 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Merger Agreement

On July 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Union Pacific Corporation, a Utah corporation (“Union Pacific”), pursuant to which Union Pacific will acquire the Company in a stock-and-cash transaction more fully described therein.

The consummation of this transaction is subject to certain conditions, including approval by the U.S. Surface Transportation Board (STB). Additionally, if the Merger Agreement is terminated under specific circumstances, either we or Union Pacific are required to pay a termination fee of $2.5 billion.

The full text of the Merger Agreement can be found as Exhibit 2.1 in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on July 29, 2025.

We incurred $51 million and $103 million in expenses during the second quarter and first six months of 2026, respectively, related to or resulting from the proposed transaction. These costs, which include costs associated with employee retention agreements, fees to third-party advisors, and expenses for legal services, are recorded in “Merger-related expenses” on the Consolidated Statements of Income.

2.  Segment Reporting

We manage our company as one reportable operating segment, railway operations, providing rail transportation to customers. Although we provide and analyze revenues by commodity group, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the nature of our integrated rail network.

The chief operating decision maker assesses the performance of the railway operations segment and decides how to allocate resources based on “Net income” that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total assets.” Total expenditures for long-lived assets are disclosed as “Property additions” on the Consolidated Statements of Cash Flows.

Railway operations segment revenues, expenses, and profit are disclosed below as reviewed and used by the chief operating decision maker. There are no other significant segment items or reconciling items to segment profit.

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)

Railway operating revenues (Note 3)	$3,465	$3,110	$6,463	$6,103

Railway operating expenses
Compensation and benefits	744	692	1,484	1,431
Purchased services	435	409	853	810
Equipment rents	115	111	219	208
Fuel	405	219	661	463
Depreciation	358	346	710	692
Materials	113	98	207	198
Claims	69	59	122	125
Other	30	38	72	77
Merger-related expenses	51	—	103	—
Restructuring and other charges	6	10	6	10
Eastern Ohio incident	15	(47)	25	(232)

Total railway operating expenses	2,341	1,935	4,462	3,782

Income from railway operations	1,124	1,175	2,001	2,321

Other income – net	32	24	67	55
Interest expense on debt	197	201	394	400

Income before income taxes	959	998	1,674	1,976

Income taxes	225	230	393	458

Net income	$734	$768	$1,281	$1,518

3.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$673	$645	$1,298	$1,281
Chemicals	646	546	1,213	1,081
Metals and construction	480	458	893	872
Automotive	334	323	614	601
Merchandise	2,133	1,972	4,018	3,835
Intermodal	908	743	1,657	1,503
Coal	424	395	788	765

Total	$3,465	$3,110	$6,463	$6,103

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2026 and December 31, 2025.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarters and first six months of 2026 and 2025.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2026	December 31, 2025
	($ in millions)

Customer	$886	$715
Non-customer	291	273

Accounts receivable – net	$1,177	$988

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at June 30, 2026 and December 31, 2025.

4.  Stock-Based Compensation

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)

Stock-based compensation expense	$24	$17	$49	$35
Total tax benefit	3	3	10	8

During the second quarter and first six months of 2026, no stock options were granted. We granted restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

RSUs	1,132	$315.93	198,891	$288.07
PSUs	—	—	78,986	273.82

Stock Options

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)

Options exercised	8,109	26,352	47,802	68,904
Cash received upon exercise	$1	$2	$5	$6
Related tax benefits realized	1	1	2	2

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2026	2025	2026	2025
	($ in millions)

RSUs vested	9,970	10,454	188,553	163,218
Common Stock issued net of tax withholding	6,263	6,225	131,463	113,482
Related tax benefits realized	$—	$—	$2	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarter and first six months of 2026.

First Six Months
2025
($ in millions)

PSUs earned	8,540
Common Stock issued net of tax withholding	5,633
Related tax benefits realized	$—

5.  Restructuring and Other Charges

During the second quarter of 2026, we recorded $6 million in expenses related to severance costs associated with organizational changes. During the second quarter of 2025, we recorded $10 million in expenses primarily related to the restructuring of certain technology functions, which includes severance costs for impacted employees.

6.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2026	2025	2026	2025
	($ in millions, except per share amounts, shares in millions)

Net income	$734	$768	$734	$768
Dividend equivalent payments	(1)	(1)	(1)	—

Income available to common stockholders	$733	$767	$733	$768

Weighted-average shares outstanding	224.6	225.0	224.6	225.0
Dilutive effect of outstanding options and share-settled awards			0.4	0.2
Adjusted weighted-average shares outstanding			225.0	225.2

Earnings per share	$3.26	$3.41	$3.26	$3.41

	Basic		Diluted
	First Six Months
	2026	2025	2026	2025
	($ in millions, except per share amounts, shares in millions)

Net income	$1,281	$1,518	$1,281	$1,518
Dividend equivalent payments	(2)	(2)	(1)	(1)

Income available to common stockholders	$1,279	$1,516	$1,280	$1,517

Weighted-average shares outstanding	224.5	225.5	224.5	225.5
Dilutive effect of outstanding options and share-settled awards			0.5	0.3
Adjusted weighted-average shares outstanding			225.0	225.8

Earnings per share	$5.70	$6.72	$5.69	$6.72

During the second quarters and first six months of 2026 and 2025, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in the second quarter and first six months ended June 30, 2026 and 0.1 million in the second quarter and first six months ended June 30, 2025.

7.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported on the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2026
Pensions and other postretirement liabilities	$(192)	$—	$(1)	$(193)
Other comprehensive loss of equity investees	(18)	(1)	—	(19)

Accumulated other comprehensive loss	$(210)	$(1)	$(1)	$(212)

Six months ended June 30, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive income (loss) of equity investees	(22)	1	—	(21)

Accumulated other comprehensive loss	$(262)	$1	$—	$(261)

8.  Stock Repurchase Program

We did not repurchase shares of Common Stock under our stock repurchase program in the first six months of 2026, while we repurchased and retired 1.9 million shares of Common Stock at a cost of $455 million in the first six months of 2025, inclusive of accrued excise taxes. “Purchase and retirement of common stock” in 2026 as presented on the Consolidated Statements of Cash Flows reflects the payment of excise taxes on shares repurchased in 2025.

With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended share repurchases upon entering into the Merger Agreement.

9.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.9 billion and $1.8 billion at June 30, 2026 and December 31, 2025, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $51 million and $44 million for the second quarters of 2026 and 2025, respectively, and $103 million and $93 million for the first six months of 2026 and 2025, respectively. Our equity in Conrail’s earnings, net of amortization, was $20 million and $23 million for the second quarters of 2026 and 2025, respectively, and $39 million in both the first six months of 2026 and 2025. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2026 and December 31, 2025 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $85 million and $81 million for the second quarters of 2026 and 2025, respectively, and $161 million and $155 million for the first six months of 2026 and 2025, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $8 million and $9 million for the second quarters of 2026 and 2025, respectively, and $16 million and $20 million for the first six months of 2026 and 2025, respectively.

10.  Debt

Under the terms of the Merger Agreement, we are subject to certain restrictions on incurring additional indebtedness.

In April 2026, we entered into a non-cancellable finance lease of an office building in replacement of a previous operating lease. The lease term is for five years and includes options to renew, purchase, or sell the building at the end of the lease. We recorded a right-of-use asset of $117 million and a finance lease liability of $115 million, based on the initial five-year term. The lease contains a residual value guarantee of approximately $499 million for the total construction cost of the building. We determined no amounts are probable of being owed under the guarantee and, as such, were not included in the measurement of the finance lease liability. Right-of-use assets related to finance leases are included in “Properties less accumulated depreciation,” and finance lease liabilities are included in “Current maturities of long-term debt” and “Long-term debt” in the Consolidated Balance Sheet. In connection with the transaction, a third-party bank paid $272 million directly to other bank counterparties related to the restructuring of our prior operating lease.

In May 2026, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2027. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was approximately $400 million and $397 million at June 30, 2026 and December 31, 2025, respectively. Our accounts receivable securitization program was supported by $901 million and $735 million in receivables at June 30, 2026 and December 31, 2025, respectively, which are included in “Accounts receivable – net.”

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have in place an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At June 30, 2026 and December 31, 2025, we had no outstanding commercial paper, and we are in compliance with all of its covenants.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter
	2026	2025	2026	2025
	($ in millions)
Service cost	$6	$6	$—	$—
Interest cost	25	27	3	4
Expected return on plan assets	(52)	(49)	(3)	(3)
Amortization of net losses	5	5	—	—
Amortization of prior service benefit	—	—	(5)	(5)

Net benefit	$(16)	$(11)	$(5)	$(4)

	Pension Benefits		Other Postretirement Benefits
	First Six Months
	2026	2025	2026	2025
	($ in millions)
Service cost	$13	$12	$1	$1
Interest cost	50	53	6	7
Expected return on plan assets	(104)	(98)	(5)	(5)
Amortization of net losses	9	11	—	—
Amortization of prior service benefit	—	—	(11)	(11)

Net benefit	$(32)	$(22)	$(9)	$(8)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

12.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2026 or December 31, 2025. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)
Long-term debt, including current maturities	$(16,616)	$(15,221)	$(17,087)	$(15,865)

13.  Commitments and Contingencies

We and/or certain subsidiaries are subject to numerous lawsuits, inquiries, investigations and other claims and proceedings relating principally to railroad operations. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 450, “Contingencies,” when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed. While the ultimate amount of liability incurred in any of these matters is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liabilities and claims. However, the final outcome of any of these matters cannot be predicted with certainty, and developments related to the progress of such matters or other unfavorable or unexpected developments or outcomes could result in additional costs or new or additionally accrued amounts that could be significant to our financial position, results of operations, or liquidity in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. If it is reasonably possible that we will incur losses in excess of the amounts currently recorded as a loss contingency, we disclose the potential range of loss, if reasonably estimable, or we disclose that we cannot reasonably estimate such an amount at this time. For loss contingency matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

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

Litigation Related to our Pending Merger with Union Pacific

Shareholders have and may continue to file lawsuits challenging our pending merger with Union Pacific, which may name us, Union Pacific, members of our Board of Directors, members of the Union Pacific board, or others as defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with the litigation of any claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may delay the completion of the merger or may prevent the merger from being completed altogether.

We and Union Pacific have each received demand letters from certain purported shareholders of Norfolk Southern and Union Pacific, as applicable, that allege deficiencies and/or omissions in the registration statement on Form S-4 filed by Union Pacific with the SEC relating to the merger. In response to shareholder demand letters alleging deficiencies in the registration statement on Form S-4, we provided additional disclosure via Form 8-K filed on November 6, 2025, which clarified financial projections, board deliberations, and risk factors related to the merger. We believe that the allegations in these letters are without merit. There can be no assurances that complaints or additional demands will not be filed or made with respect to the merger. If additional similar demands are made, absent new or different allegations that are material, neither we nor Union Pacific will necessarily announce them.

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

◦A securities class action lawsuit under the Securities Act of 1933 (Securities Act) was filed in the Southern District of New York alleging misstatements in association with our debt offerings. On February 27, 2025, the district judge granted defendants' motion to dismiss the Securities Act lawsuit in its entirety, and closed the case, which plaintiffs appealed on March 28, 2025 to the U.S. Court of Appeals for the Second Circuit. On February 27, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s judgment. The case is now closed.

◦Six shareholder derivative complaints were filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with the safety of the Company’s operations, among other claims (collectively, the Shareholder Derivative Matters). The lead plaintiffs filed an amended complaint on April 7, 2026, and the defendants filed a motion to dismiss on June 8, 2026. We received an additional shareholder litigation demand letter dated June 4, 2026, asserting substantially the same claims as in the Shareholder Derivative Matters.

Incident accruals principally related to ongoing legal proceedings totaled $186 million and $474 million at June 30, 2026 and December 31, 2025, respectively.

In regards to the Incident, the U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the Clean Water Act (CWA) and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases were consolidated for discovery purposes. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company. The DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree, which motion remains pending before the Court. If approved, the Consent Decree will require the Company to pay a civil penalty of $15 million for alleged violations of the CWA, plus $57 million for the federal government’s oversight costs through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years and twenty years. The Ohio AG did not join this settlement, and the litigation remains ongoing in the Ohio AG case. Both Norfolk Southern and the Ohio AG filed summary judgment motions, and Norfolk Southern filed six Daubert motions. On March 9, 2026, the Court granted a motion to intervene filed by two individuals who live and/or work near the derailment site. In granting the motion to intervene, the Court stayed the pending summary judgment and Daubert motions until it determines whether additional discovery is necessary. Total Incident-related environmental liabilities related to ongoing environmental monitoring activities and regulatory oversight are $185 million and $191 million at June 30, 2026 and December 31, 2025, respectively.

With respect to the Incident, we have recognized approximately $1.1 billion in insurance recoveries (including $3 million and $74 million during the second quarters of 2026 and 2025, respectively, and $4 million and $298 million during the first six months of 2026 and 2025, respectively), principally from excess liability (re)insurers. By June 30, 2025, we exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers’ ongoing evaluation of our claims).

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

The FRA examined railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation), similar in scope to an investigation by the National Transportation Safety Board. The FRA Incident Investigation is substantially complete and did not result in a specific findings report. We do not expect any civil penalties imposed in connection with such investigation to be significant.

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

Employee personal injury claims – The largest component of casualty claims expense not pertaining to the Incident is employee personal injury costs. We engage an independent actuarial firm to provide quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense. The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. The actuarial firm provides the results of these analyses to aid in our estimate of the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitations given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $60 million at June 30, 2026 and $63 million at December 31, 2025, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2026, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 70 known locations and projects compared with 69 locations and projects at December 31, 2025. At June 30, 2026, eighteen sites accounted for $53 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. Our liability insurance provides limits for approximately 83% of covered losses above $75 million and below $734 million per occurrence and/or policy year. Above $800 million per occurrence and/or policy year, we maintain approximately $57 million of additional liability insurance limits for certain types of pollution releases. We also purchase insurance for property damage to property owned by us or in our care, custody, or control. Our property insurance provides limits for approximately 81% of covered losses above $75 million and below $275 million per occurrence and/or policy year.

Purchase Commitments

During the first quarter of 2026, we entered into additional unconditional purchase obligations of approximately $300 million through 2030 for track and locomotive materials.

14. New Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities.” This update establishes guidance for the recognition, measurement, and presentation of government grants, including specific criteria for grants related to assets and grants related to income. The ASU is effective for interim periods and fiscal years beginning after December 15, 2028. We will not early adopt the standard and are currently evaluating the impact.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Since 1827, Norfolk Southern Corporation and its predecessor companies have safely moved the goods and materials that drive the U.S. economy. Our dedicated team members deliver a wide variety of commodities annually for our customers, from agriculture to consumer products, and help them reduce carbon emissions by shipping via rail. We have the most extensive intermodal network in the eastern U.S. Our network serves a majority of the country's population and manufacturing base, with connections to every major container port on the Atlantic coast as well as major ports in the Gulf Coast and Great Lakes.
On July 28, 2025, we entered into a Merger Agreement with Union Pacific, marking a transformational step toward creating America’s first transcontinental railroad – an outcome we believe will unlock new opportunities for our customers, employees, and the broader U.S. economy. By integrating two complementary networks, we believe the merged company will be positioned to deliver more efficient, reliable, and sustainable freight service across the nation. See Note 1 for additional information on the proposed transaction.

Our second-quarter performance reflected strong volume growth which led to overall improvements in our adjusted financial results. Higher fuel prices had a significant impact on both railway operating revenues and expenses in the quarter. Our year-over-year results were also impacted by the absence of insurance recoveries related to the Eastern Ohio incident and incremental merger-related expenses. For the second quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 67.6%, and an adjusted operating ratio of 65.5% (see our non-GAAP reconciliations beginning on page 25). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Second Quarter			First Six Months
	2026	2025	% change	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,465	$3,110	11%	$6,463	$6,103	6%
Railway operating expenses	$2,341	$1,935	21%	$4,462	$3,782	18%
Income from railway operations	$1,124	$1,175	(4%)	$2,001	$2,321	(14%)
Net income	$734	$768	(4%)	$1,281	$1,518	(16%)
Diluted earnings per share	$3.26	$3.41	(4%)	$5.69	$6.72	(15%)
Railway operating ratio (percent)	67.6	62.2	9%	69.0	62.0	11%

Income from railway operations, net income, and diluted earnings per share decreased in both periods, the result of higher railway operating expenses, primarily related to the absence of insurance recoveries related to the Eastern Ohio incident recognized in the prior year. Our financial results were further impacted by higher fuel prices, merger-related expenses, and inflation. These effects were partially offset by higher railway operating revenues, driven by increased average revenue per unit, primarily driven by higher fuel surcharge revenue, and increased volume.

The following tables adjust our GAAP financial results for the second quarters and first six months of 2026 and 2025 to exclude restructuring and other charges and the effects of the Incident. The adjusted results for the second quarter and first six months of 2026 also exclude merger-related expenses. The income tax effects of these non-

GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Second Quarter 2026
	Reported (GAAP)	Merger-Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,341	$(51)	$(6)	$(15)	$2,269
Income from railway operations	$1,124	$51	$6	$15	$1,196
Net income	$734	$42	$5	$12	$793
Diluted earnings per share	$3.26	$0.19	$0.02	$0.05	$3.52
Railway operating ratio (percent)	67.6	(1.5)	(0.2)	(0.4)	65.5

	Non-GAAP Reconciliation for Second Quarter 2025
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,935	$(10)	$47	$1,972
Income from railway operations	$1,175	$10	$(47)	$1,138
Net income	$768	$8	$(35)	$741
Diluted earnings per share	$3.41	$0.04	$(0.16)	$3.29
Railway operating ratio (percent)	62.2	(0.3)	1.5	63.4

In the table below, references to the results for the second quarters of 2026 and 2025 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the previous tables.

	Adjusted (non-GAAP)
	Second Quarter
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating expenses	$2,269	$1,972	15%
Income from railway operations	$1,196	$1,138	5%
Net income	$793	$741	7%
Diluted earnings per share	$3.52	$3.29	7%
Railway operating ratio (percent)	65.5	63.4	3%

	Non-GAAP Reconciliation for First Six Months 2026
	Reported (GAAP)	Merger-Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$4,462	$(103)	$(6)	$(25)	$4,328
Income from railway operations	$2,001	$103	$6	$25	$2,135
Net income	$1,281	$85	$5	$19	$1,390
Diluted earnings per share	$5.69	$0.38	$0.02	$0.08	$6.17
Railway operating ratio (percent)	69.0	(1.6)	(0.1)	(0.3)	67.0

	Non-GAAP Reconciliation for First Six Months 2025
	Reported (GAAP)	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$3,782	$(10)	$232	$4,004
Income from railway operations	$2,321	$10	$(232)	$2,099
Net income	$1,518	$8	$(176)	$1,350
Diluted earnings per share	$6.72	$0.03	$(0.78)	$5.97
Railway operating ratio (percent)	62.0	(0.2)	3.8	65.6

In the table below, references to the results for the first six months of 2026 and 2025 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the previous tables.

	Adjusted (non-GAAP)
	First Six Months
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating expenses	$4,328	$4,004	8%
Income from railway operations	$2,135	$2,099	2%
Net income	$1,390	$1,350	3%
Diluted earnings per share	$6.17	$5.97	3%
Railway operating ratio (percent)	67.0	65.6	2%

On an adjusted basis, income from railway operations increased in the second quarter and first six months due to higher railway operating revenues, driven by higher average revenue per unit, primarily driven by increased fuel surcharge revenue, and increased volume. Partially offsetting the increase in revenues were higher adjusted railway operating expenses, reflecting higher fuel prices and inflation.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2026	2025	% change	2026	2025	% change
Merchandise:
Agriculture, forest and consumer products	$673	$645	4%	$1,298	$1,281	1%
Chemicals	646	546	18%	1,213	1,081	12%
Metals and construction	480	458	5%	893	872	2%
Automotive	334	323	3%	614	601	2%
Merchandise	2,133	1,972	8%	4,018	3,835	5%
Intermodal	908	743	22%	1,657	1,503	10%
Coal	424	395	7%	788	765	3%
Total	$3,465	$3,110	11%	$6,463	$6,103	6%

Units
Merchandise:
Agriculture, forest and consumer products	184.3	186.4	(1%)	365.6	370.0	(1%)
Chemicals	153.6	139.1	10%	295.0	271.1	9%
Metals and construction	169.0	171.1	(1%)	314.5	319.4	(2%)
Automotive	103.8	104.0	—%	193.4	192.3	1%
Merchandise	610.7	600.6	2%	1,168.5	1,152.8	1%
Intermodal	1,064.1	1,010.9	5%	2,044.7	2,033.8	1%
Coal	187.3	181.7	3%	366.1	346.4	6%
Total	1,862.1	1,793.2	4%	3,579.3	3,533.0	1%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,655	$3,456	6%	$3,551	$3,461	3%
Chemicals	4,206	3,927	7%	4,111	3,987	3%
Metals and construction	2,837	2,676	6%	2,839	2,729	4%
Automotive	3,220	3,104	4%	3,176	3,126	2%
Merchandise	3,493	3,282	6%	3,439	3,326	3%
Intermodal	853	735	16%	810	739	10%
Coal	2,264	2,173	4%	2,152	2,209	(3%)
Total	1,861	1,734	7%	1,806	1,727	5%

Railway operating revenues increased $355 million and $360 million in the second quarter and first six months, respectively. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$33	$39	$12	$52	$8	$44
Fuel surcharge revenue	76	123	13	79	127	14
Rate, mix and other	52	3	4	52	19	(35)

Total	$161	$165	$29	$183	$154	$23

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $415 million and $203 million in the second quarters of 2026 and 2025, respectively, and $625 million and $405 million for the first six months of 2026 and 2025, respectively. Fuel surcharge revenues for the remainder of the year are expected to increase compared to the prior year based on current fuel commodity prices.

Merchandise

Merchandise revenues were higher in both periods due to increased average revenue per unit, driven by increased fuel surcharge revenue and pricing, and higher volume.

Agriculture, forest and consumer products volume declined in both periods, primarily due to lower corn shipments, partially offset by higher ethanol shipments. Corn volume declined due to reduced shipments to the Southeast compared to the prior year, while ethanol volume benefited from increased demand.

Chemicals volume rose in both periods primarily due to higher shipments of natural gas liquids, sand, and petroleum products. Natural gas liquids and petroleum products volume rose due to increased domestic and export demand, while sand shipments increased due to strong demand to support natural gas drilling.

Metals and construction volume decreased in both periods primarily driven by lower aggregate shipments as a result of idled customer facilities, partially offset by increased cement and coil shipments due to increased demand.

Automotive volume was flat in the second quarter but increased in the first six months driven by growth with existing customers, with offsetting impacts driven by production downtime and model discontinuations for certain manufacturers.

Intermodal

Intermodal revenues were higher in both periods due to increased average revenue per unit, driven by increased fuel surcharge revenue and pricing, and higher volume.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2026	2025	% change	2026	2025	% change

Domestic	668.9	603.1	11%	1,272.7	1,211.9	5%
International	395.2	407.8	(3%)	772.0	821.9	(6%)

Total	1,064.1	1,010.9	5%	2,044.7	2,033.8	1%

Domestic volume increased in both periods as a result of an increase in freight demand and constrained truck capacity. International volume declined in both periods as the prior year benefited from elevated volume related to anticipated tariff changes.

Coal

Coal revenues increased in both periods due to higher volumes and increased fuel surcharge revenue. The increase for the first six months was partially offset by reduced pricing.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2026	2025	% change	2026	2025	% change

Utility	8,577	9,296	(8%)	17,894	16,608	8%
Export	9,349	7,504	25%	17,575	15,764	11%
Domestic metallurgical	2,333	2,742	(15%)	4,061	4,827	(16%)
Industrial	928	875	6%	1,829	1,735	5%

Total	21,187	20,417	4%	41,359	38,934	6%

Utility tonnage decreased in the second quarter but increased for the first six months. The decline in the second quarter was primarily due to increased natural gas and renewables production. The increase for the first six months was driven by higher natural gas prices and restocking of customer inventories. Export tonnage increased in both periods due to increased global demand for export thermal coal volumes driven by higher coal production and supportive seaborne coal pricing. Domestic metallurgical tonnage decreased in both periods due to idled customer facilities and reduced equipment availability. Industrial coal tonnage increased in both periods as a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2026	2025	% change	2026	2025	% change

Compensation and benefits	$744	$692	8%	$1,484	$1,431	4%
Purchased services	435	409	6%	853	810	5%
Equipment rents	115	111	4%	219	208	5%
Fuel	405	219	85%	661	463	43%
Depreciation	358	346	3%	710	692	3%
Materials	113	98	15%	207	198	5%
Claims	69	59	17%	122	125	(2%)
Other	30	38	(21%)	72	77	(6%)
Merger-related expenses	51	—		103	—
Restructuring and other charges	6	10	(40%)	6	10	(40%)
Eastern Ohio incident	15	(47)	132%	25	(232)	111%

Total	$2,341	$1,935	21%	$4,462	$3,782	18%

Compensation and benefits expense increased in both periods as follows:

•pay rates (up $22 million for the quarter and $43 million for the first six months),
•incentive and stock-based compensation (up $20 million for the quarter but down $4 million for the first six months),
•overtime (up $6 million for both the quarter and first six months),
•health and welfare benefits (up $5 million for the quarter and $12 million for the first six months),
•employee activity levels (down $1 million for the quarter and $12 million for the first six months), and
•other (up $8 million for the first six months).

Average rail headcount for the quarter was down by approximately 320 compared with the second quarter of 2025.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Expense increased in both periods primarily due to higher technology-related costs, elevated expenses associated with intermodal and automotive operations, and increased Conrail expenses.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods primarily due to higher time and mileage expense. The first six months also contained higher automotive equipment expenses driven by higher volumes as well as lower earnings from our investment in TTX.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in both periods due to higher locomotive fuel prices. We expect fuel expense for the remainder of the year to increase compared to the prior year based on current fuel commodity prices.

Depreciation expense increased in both periods due to a higher asset base.

Materials expense increased in both periods primarily due to higher locomotive maintenance costs.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense increased in the second quarter but decreased for the first six months. The increase in the second quarter was primarily due to higher accident-related costs and the absence of a cost recovery settlement, partially offset by lower expenses related to personal injury case development. The decrease for the first six months reflected lower expenses related to personal injury case development, partially offset by the absence of a favorable third-party settlement and higher accident-related costs.

Other expense decreased in both periods primarily due to lower allowances for losses and increased insurance recoveries not related to the Incident, partially offset by lower gains from operating property sales. Gains from the sales of operating property totaled $1 million and $34 million in the second quarter of 2026 and 2025, respectively, and $18 million and $57 million in the first six months of 2026 and 2025, respectively.

Merger-related expenses in 2026 primarily relate to costs associated with employee retention agreements, third-party advisor fees, and legal fees that totaled $51 million in the second quarter and $103 million for the first six months.

Restructuring and other charges were $6 million in 2026 related to severance costs associated with organizational changes. During 2025, we recorded $10 million in expenses primarily related to the restructuring of certain technology functions.

Eastern Ohio incident expenses were $15 million in the second quarter of 2026, whereas recoveries exceeded additional Incident-related expenses by $47 million in the second quarter of 2025. For the first six months of 2026, we incurred expenses of $25 million for costs associated with the Incident, whereas recoveries exceeded additional Incident-related expenses by $232 million for the first six months of 2025. Cash payments attributable to the Incident were $322 million during the first six months of 2026, while insurance recoveries collected exceeded payments by $234 million during the first six months of 2025, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 13.

Other income – net

Other income – net increased $8 million in the second quarter and $12 million for the first six months primarily due to higher pension and postretirement benefits, partially offset by lower returns on COLI.

Income taxes

The effective tax rate for the second quarter and first six months of 2026 was 23.5% for both periods, as compared with 23.0% and 23.2%, respectively, for the same periods last year. The increase over prior year is primarily due to non-deductible merger-related expenses.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.4 billion for the first six months of 2026, compared with $2.0 billion for the same period of 2025. The decrease was driven by higher cash payments related to the Incident. We had negative working capital of $569 million and $577 million at June 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents totaled $1.1 billion and $1.5 billion at June 30, 2026 and December 31, 2025, respectively.

Cash used in investing activities was $629 million for the first six months of 2026, compared with $1.4 billion for the same period last year. The decrease was driven by the absence of COLI loan repayments that occurred in 2025, coupled with lower property additions and higher proceeds from property sales and other transactions in the current year.

Cash used in financing activities was $1.2 billion for the first six months of 2026, compared with $930 million for the same period last year. The increase reflects lower proceeds from borrowing and higher debt repayments, partially offset by lower repurchases of Common Stock. We did not repurchase any Common Stock during the first six months of 2026, while we repurchased $456 million during the same period last year. As of June 30, 2026, $6.3 billion remains authorized by our Board of Directors for repurchase. With limited exceptions, the Merger Agreement prohibits the Company from repurchasing shares of its common stock without approval by Union Pacific. As a result, the Company has suspended share repurchase activities.

In April 2026, we entered into a non-cancellable finance lease of an office building in replacement of a previous operating lease. The lease term is for five years and includes options to renew, purchase, or sell the building at the end of the lease. We recorded a right-of-use asset of $117 million and a finance lease liability of $115 million, based on the initial five-year term. The lease contains a residual value guarantee of approximately $499 million for the total construction cost of the building. We determined no amounts are probable of being owed under the guarantee and, as such, were not included in the measurement of the finance lease liability.

In May 2026, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2027. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at June 30, 2026 and $397 million at December 31, 2025.

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either June 30, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have in place an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both June 30, 2026 and December 31, 2025, we had no outstanding commercial paper, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at June 30, 2026 and December 31, 2025. Our remaining borrowing capacity was approximately $590 million and $595 million at June 30, 2026 and December 31, 2025, respectively.

Our debt-to-total capitalization ratio was 50.6% at June 30, 2026 and 52.4% at December 31, 2025. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, ability to reduce shareholder distributions, and ability to moderate or defer property additions provide additional flexibility to meet our ongoing obligations in the short- and long-term, subject to certain restrictions on incurring additional indebtedness under the Merger Agreement. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2025, with the exception of approximately $300 million of additional unconditional purchase obligations, which extend through 2030.

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
•our ability to complete the merger with Union Pacific;
•the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the Company or Union Pacific to terminate the Merger Agreement;
•the possibility that the merger does not close when expected or at all because the required Surface Transportation Board review and approval, or other approvals and other conditions to close are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger);
•the risk that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth from the merger, or that such benefits may take longer to realize or be more costly to achieve than expected;
•disruption to the Company’s business as a result of the announcement and pendency of the merger, including the restrictions contained in the Merger Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the merger;
•the diversion of the Company’s management’s attention and time from ongoing business operations and opportunities on merger-related items;
•the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•the reputational risk and adverse reactions of customers (certain of whom have and may continue to diversify their distribution networks, including in response to actions by our competitors), suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the merger.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2026.  Based on such evaluation, our officers have concluded that, at June 30, 2026, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2026, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

April 1-30, 2026	—	$—	—	$6,339,415,156
May 1-31, 2026	—	—	—	6,339,415,156
June 1-30, 2026	—	—	—	6,339,415,156

Total	—		—

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of June 30, 2026, $6.3 billion remains authorized for repurchase. With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended repurchases upon entering into the Merger Agreement.

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

10.3	Amended and Restated Guaranty, dated as of April 1, 2026 (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on April 2, 2026).

10.4*	Commitment Termination Date Extension Request effective as of May 21, 2026 to the Amended and Restated Transfer and Administrative Agreement dated as of May 28, 2021.

10.5*,**	Resignation and Consulting Agreement for John Orr dated May 31, 2026.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2026 and 2025; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2026 and 2025; (iii) the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (iv) the Consolidated Statements of Cash Flows for the first six months of 2026 and 2025; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2026 and 2025; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 23, 2026	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	July 23, 2026	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)