Form 10-Q
period 2026-09-30
NORFOLK SOUTHERN CORP
filed 2026-10-22
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2026
Common Stock ($1.00 par value per share)	224,616,686	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions, except per share amounts)

Railway operating revenues	$3,526	$3,103	$9,989	$9,206

Railway operating expenses
Compensation and benefits	753	738	2,237	2,169
Purchased services and rents	546	519	1,618	1,537
Fuel	420	237	1,081	700
Depreciation	363	348	1,073	1,040
Materials and other	224	147	625	547
Merger-related expenses	42	15	145	15
Restructuring and other charges	—	12	6	22
Eastern Ohio incident	28	(11)	53	(243)

Total railway operating expenses	2,376	2,005	6,838	5,787

Income from railway operations	1,150	1,098	3,151	3,419

Other income – net	30	23	97	78
Interest expense on debt	193	197	587	597

Income before income taxes	987	924	2,661	2,900

Income taxes	228	213	621	671

Net income	$759	$711	$2,040	$2,229

Earnings per share
Basic	$3.38	$3.16	$9.07	$9.89
Diluted	3.37	3.16	9.06	9.88

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)

Net income	$759	$711	$2,040	$2,229
Other comprehensive loss, before tax:
Pension and other postretirement expense	(2)	—	(4)	—
Other comprehensive income (loss) of equity investees	1	(1)	—	—

Other comprehensive loss, before tax	(1)	(1)	(4)	—
Income tax benefit related to items of other
comprehensive loss	—	—	1	—

Other comprehensive loss, net of tax	(1)	(1)	(3)	—

Total comprehensive income	$758	$710	$2,037	$2,229

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,598	$1,530
Accounts receivable – net	1,229	988
Materials and supplies	353	271
Other current assets	145	409
Total current assets	3,325	3,198

Investments	4,186	4,089
Properties less accumulated depreciation of $15,259
and $14,617, respectively	36,857	36,479
Other assets	1,581	1,470

Total assets	$45,949	$45,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,064	$1,863
Income and other taxes	236	340
Other current liabilities	732	965
Current maturities of long-term debt	649	607
Total current liabilities	3,681	3,775

Long-term debt	15,964	16,480
Other liabilities	1,702	1,723
Deferred income taxes	7,872	7,711

Total liabilities	29,219	29,689

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 224,616,686 and 224,420,699 shares,
respectively, net of treasury shares	226	226
Additional paid-in capital	2,356	2,296
Accumulated other comprehensive loss	(213)	(210)
Retained income	14,361	13,235

Total stockholders’ equity	16,730	15,547

Total liabilities and stockholders’ equity	$45,949	$45,236

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2026	2025
	($ in millions)
Cash flows from operating activities
Net income	$2,040	$2,229
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,073	1,040
Deferred income taxes	162	315
Gains and losses on properties	(19)	(142)
Changes in assets and liabilities affecting operations:
Accounts receivable	(243)	(53)
Materials and supplies	(82)	(20)
Other current assets	79	68
Current liabilities other than debt	(108)	25
Other – net	(182)	(164)

Net cash provided by operating activities	2,720	3,298

Cash flows from investing activities
Property additions	(1,407)	(1,475)
Property sales and other transactions	273	120
Investment purchases	(6)	(615)
Investment sales and other transactions	32	52

Net cash used in investing activities	(1,108)	(1,918)

Cash flows from financing activities
Dividends	(910)	(912)
Common stock transactions	(11)	1
Purchase and retirement of common stock	(5)	(534)
Proceeds from borrowings	—	396
Debt repayments	(618)	(554)

Net cash used in financing activities	(1,544)	(1,603)

Net increase (decrease) in cash and cash equivalents	68	(223)

Cash and cash equivalents
At beginning of year	1,530	1,641

At end of period	$1,598	$1,418

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$564	$570
Income taxes (net of refunds)	556	433

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2025	$226	$2,296	$(210)	$13,235	$15,547

Comprehensive income:
Net income				547	547
Other comprehensive loss			(1)		(1)
Total comprehensive income					546
Dividends on common stock,
$1.35 per share				(303)	(303)
Stock-based compensation		16		(2)	14

Balance at March 31, 2026	226	2,312	(211)	13,477	15,804

Comprehensive income:
Net income				734	734
Other comprehensive loss			(1)		(1)
Total comprehensive income					733
Dividends on common stock,
$1.35 per share				(303)	(303)
Stock-based compensation		20		(1)	19

Balance at June 30, 2026	226	2,332	(212)	13,907	16,253

Comprehensive income:
Net income				759	759
Other comprehensive loss			(1)		(1)
Total comprehensive income					758
Dividends on common stock,
$1.35 per share				(304)	(304)
Stock-based compensation		24		(1)	23

Balance at September 30, 2026	$226	$2,356	$(213)	$14,361	$16,730

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2026 and December 31, 2025, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2026 and 2025, and our cash flows for the first nine months of 2026 and 2025 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

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

We incurred $42 million and $145 million in expenses during the third quarter and first nine months of 2026, respectively, and $15 million in the third quarter and first nine months of 2025 related to or resulting from the proposed transaction. These costs, which include costs associated with employee retention agreements, fees to third-party advisors, and expenses for legal services, are recorded in “Merger-related expenses” on the Consolidated Statements of Income.

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

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)

Railway operating revenues (Note 3)	$3,526	$3,103	$9,989	$9,206

Railway operating expenses
Compensation and benefits	753	738	2,237	2,169
Purchased services	433	414	1,286	1,224
Equipment rents	113	105	332	313
Fuel	420	237	1,081	700
Depreciation	363	348	1,073	1,040
Materials	111	104	318	302
Claims	87	75	209	200
Other	26	(32)	98	45
Merger-related expenses	42	15	145	15
Restructuring and other charges	—	12	6	22
Eastern Ohio incident	28	(11)	53	(243)

Total railway operating expenses	2,376	2,005	6,838	5,787

Income from railway operations	1,150	1,098	3,151	3,419

Other income – net	30	23	97	78
Interest expense on debt	193	197	587	597

Income before income taxes	987	924	2,661	2,900

Income taxes	228	213	621	671

Net income	$759	$711	$2,040	$2,229

3.  Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$696	$630	$1,994	$1,911
Chemicals	658	569	1,871	1,650
Metals and construction	516	448	1,409	1,320
Automotive	318	322	932	923
Merchandise	2,188	1,969	6,206	5,804
Intermodal	919	759	2,576	2,262
Coal	419	375	1,207	1,140

Total	$3,526	$3,103	$9,989	$9,206

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2026 and December 31, 2025.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarters and first nine months of 2026 and 2025.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2026	December 31, 2025
	($ in millions)

Customer	$896	$715
Non-customer	333	273

Accounts receivable – net	$1,229	$988

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at September 30, 2026 and December 31, 2025.

4.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)

Stock-based compensation expense	$23	$17	$72	$52
Total tax benefit	3	5	13	13

During the third quarter and first nine months of 2026, no stock options were granted. We granted restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

RSUs	3,515	$344.37	202,406	$289.05
PSUs	2,268	346.22	81,254	275.84

Stock Options

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)

Options exercised	5,281	57,035	53,083	125,939
Cash received upon exercise	$1	$10	$6	$16
Related tax benefits realized	—	1	2	3

Restricted Stock Units

RSUs granted primarily have three- and four-year ratable restriction periods and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	($ in millions)

RSUs vested	4,622	6,884	193,175	170,102
Common Stock issued net of tax withholding	3,032	4,653	134,495	118,135
Related tax benefits realized	$—	$—	$2	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarter and first nine months of 2026.

First Nine Months
2025
($ in millions)

PSUs earned	8,540
Common Stock issued net of tax withholding	5,633
Related tax benefits realized	$—

5.  Restructuring and Other Charges

During the first nine months of 2026, we recorded $6 million in expenses related to severance costs associated with organizational changes. During the third quarter and first nine months of 2025, we recorded $12 million and $22 million, respectively, in expenses associated with the rationalization of certain software development projects that had not been placed into service and the restructuring of certain technology functions, including severance costs for impacted employees.

6.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2026	2025	2026	2025
	($ in millions, except per share amounts, shares in millions)

Net income	$759	$711	$759	$711
Dividend equivalent payments	—	—	—	(1)

Income available to common stockholders	$759	$711	$759	$710

Weighted-average shares outstanding	224.6	224.4	224.6	224.4
Dilutive effect of outstanding options and share-settled awards			0.6	0.3
Adjusted weighted-average shares outstanding			225.2	224.7

Earnings per share	$3.38	$3.16	$3.37	$3.16

	Basic		Diluted
	First Nine Months
	2026	2025	2026	2025
	($ in millions, except per share amounts, shares in millions)

Net income	$2,040	$2,229	$2,040	$2,229
Dividend equivalent payments	(2)	(2)	(1)	(2)

Income available to common stockholders	$2,038	$2,227	$2,039	$2,227

Weighted-average shares outstanding	224.6	225.2	224.6	225.2
Dilutive effect of outstanding options and share-settled awards			0.5	0.3
Adjusted weighted-average shares outstanding			225.1	225.5

Earnings per share	$9.07	$9.89	$9.06	$9.88

During the third quarters and first nine months of 2026 and 2025, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in the third quarters of 2026 and 2025 and the first nine months ended September 30, 2026 and 0.1 million in the first nine months ended September 30, 2025.

7.  Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported on the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2026
Pensions and other postretirement liabilities	$(192)	$—	$(3)	$(195)
Other comprehensive loss of equity investees	(18)	—	—	(18)

Accumulated other comprehensive loss	$(210)	$—	$(3)	$(213)

Nine months ended September 30, 2025
Pensions and other postretirement liabilities	$(240)	$—	$—	$(240)
Other comprehensive loss of equity investees	(22)	—	—	(22)

Accumulated other comprehensive loss	$(262)	$—	$—	$(262)

8.  Stock Repurchase Program

We did not repurchase shares of Common Stock under our stock repurchase program in the first nine months of 2026, while we repurchased and retired 2.2 million shares of Common Stock at a cost of $533 million in the first nine months of 2025, inclusive of accrued excise taxes. “Purchase and retirement of common stock” in 2026 as presented on the Consolidated Statements of Cash Flows reflects the payment of excise taxes on shares repurchased in 2025.

With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended share repurchases upon entering into the Merger Agreement.

9.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.9 billion and $1.8 billion at September 30, 2026 and December 31, 2025, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $46 million and $47 million for the third quarters of 2026 and 2025, respectively, and $149 million and $140 million for the first nine months of 2026 and 2025, respectively. Our equity in Conrail’s earnings, net of amortization, was $21 million and $20 million for the third quarters of 2026 and 2025, respectively, and $60 million and $59 million for the first nine months of 2026 and 2025, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2026 and December 31, 2025 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and six other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $82 million and $81 million for the third quarters of 2026 and 2025, respectively, and $243 million and $236 million for the first nine months of 2026 and 2025, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $14 million and $13 million for the third quarters of 2026 and 2025, respectively, and $30 million and $33 million for the first nine months of 2026 and 2025, respectively.

10.  Debt

Under the terms of the Merger Agreement, we are subject to certain restrictions on incurring additional indebtedness.

In April 2026, we entered into a non-cancellable finance lease for an office building in replacement of a previous operating lease. The lease term is for five years and includes options to renew, purchase, or sell the building at the end of the lease. We recorded a right-of-use asset of $117 million and a finance lease liability of $115 million, based on the initial five-year term. The lease contains a residual value guarantee of approximately $499 million for the total construction cost of the building. We determined no amounts are probable of being owed under the guarantee and, as such, were not included in the measurement of the finance lease liability. Right-of-use assets related to finance leases are included in “Properties less accumulated depreciation,” and finance lease liabilities are included in “Current maturities of long-term debt” and “Long-term debt” in the Consolidated Balance Sheet. In connection with the transaction, a third-party bank paid $272 million directly to other bank counterparties related to the restructuring of our prior operating lease.

In May 2026, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2027. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program and our available borrowing capacity was approximately $400 million and $397 million at September 30, 2026 and December 31, 2025, respectively. Our accounts receivable securitization program was supported by $901 million and $735 million in receivables at September 30, 2026 and December 31, 2025, respectively, which are included in “Accounts receivable – net.”

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have in place an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At September 30, 2026 and December 31, 2025, we had no outstanding commercial paper, and we are in compliance with all of its covenants.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter
	2026	2025	2026	2025
	($ in millions)
Service cost	$7	$6	$1	$1
Interest cost	25	27	3	3
Expected return on plan assets	(53)	(49)	(2)	(2)
Amortization of net losses (gains)	4	6	—	(1)
Amortization of prior service benefit	—	—	(6)	(5)

Net benefit	$(17)	$(10)	$(4)	$(4)

	Pension Benefits		Other Postretirement Benefits
	First Nine Months
	2026	2025	2026	2025
	($ in millions)
Service cost	$20	$18	$2	$2
Interest cost	75	80	9	10
Expected return on plan assets	(157)	(147)	(7)	(7)
Amortization of net losses (gains)	13	17	—	(1)
Amortization of prior service benefit	—	—	(17)	(16)

Net benefit	$(49)	$(32)	$(13)	$(12)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components are presented in “Other income – net” on the Consolidated Statements of Income.

12.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance (COLI) is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2026 or December 31, 2025. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)
Long-term debt, including current maturities	$(16,613)	$(14,131)	$(17,087)	$(15,865)

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

Eastern Ohio Incident

Numerous legal actions have commenced with respect to the February 3, 2023 derailment of a train operated by us in East Palestine, Ohio, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6, 2023 (the Incident), including those more specifically set forth below:

•We were named in a consolidated putative class action in the Northern District of Ohio (Eastern Division) (the Ohio Class Action) in which plaintiffs alleged various claims, including negligence, gross negligence, strict liability, and nuisance, and sought as relief compensatory and punitive damages, medical monitoring and business losses. On April 26, 2024, we entered into a class action settlement with the plaintiffs to resolve the Ohio Class Action for $600 million, and we made a partial payment of the settlement in 2024, in the amount of $315 million. On November 5, 2025, the U.S. Court of Appeals for the Sixth Circuit dismissed objectors’ appeals of the class action settlement. On March 2, 2026, the U.S. Supreme Court denied objectors’ petition for a writ of certiorari. Accordingly, pursuant to the class action settlement terms, we made the final settlement payment in March 2026 in the amount of $285 million. The class action settlement resolves all class action claims within a 20-mile radius from the derailment and, for those residents who chose to participate, personal injury claims within a 10-mile radius from the derailment. Certain class members have challenged the release of their personal injury claims. The U.S. District Court for the Northern District of Ohio denied their challenge on May 1, 2026. Those class members appealed that decision to the U.S. Court of Appeals for the Sixth Circuit, which is currently pending before the court.

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

•We are also named as a defendant in various other Incident-related lawsuits involving other potentially affected third parties, including, among others, individuals or businesses who opted out of the Ohio Class Action settlement or did not participate in its personal injury program.

•We have received securities and derivative lawsuits and multiple shareholder document and litigation demand letters:

◦A securities class action lawsuit under the Securities Exchange Act of 1934 (Exchange Act) was initially filed in the Southern District of Ohio alleging multiple securities law violations, but has since been transferred to the Northern District of Georgia. Lead plaintiffs filed an amended complaint on April 25, 2024 and the defendants filed a motion to dismiss on June 24, 2024. On March 24, 2025, the court denied defendants’ motion to dismiss the amended complaint. On September 29, 2026, the court ruled on the Plaintiffs’ motion for class certification and certified the class but shortened the class period. The court also excluded more than half of the statements at issue in the case. On October 13, 2026, we filed a petition for permission to appeal to the U.S. Court of Appeals for the Eleventh Circuit. The petition remains pending.

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

◦Six shareholder derivative complaints were filed in Virginia state court asserting claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment in connection with the safety of the Company’s operations, among other claims (collectively, the Shareholder Derivative Matters). The lead plaintiff filed an amended complaint on April 7, 2026, and the defendants filed a motion to dismiss and a plea in bar on June 8, 2026. The motions remain pending. We received two additional shareholder litigation demand letters dated June 4, 2026, and July 15, 2026, asserting substantially the same claims as in the Shareholder Derivative Matters.

Incident accruals principally related to ongoing legal proceedings totaled $189 million and $474 million at September 30, 2026 and December 31, 2025, respectively.

In regards to the Incident, the U.S. Department of Justice (DOJ) filed a civil complaint on behalf of the U.S. EPA (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief and civil penalties for alleged violations of the Clean Water Act (CWA) and cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Ohio Attorney General (AG) also filed a lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) seeking damages for a variety of common law and environmental statutory claims under CERCLA and various state laws. The DOJ and Ohio AG cases were consolidated for discovery purposes. On May 23, 2024, the DOJ and the Company reached a settlement to resolve all of the government’s civil claims against the Company related to the Incident, and jointly lodged a proposed Consent Decree with the court. The DOJ filed a motion on October 10, 2024 seeking entry of the Consent Decree, which motion remains pending before the Court. If approved, the Consent Decree will require the Company to pay a civil penalty of $15 million for alleged violations of the CWA, plus $57 million for the federal government’s oversight costs through November 30, 2023 as well as additional oversight costs from December 1, 2023 until the remediation is complete. Other provisions of the proposed Consent Decree relate to injunctive relief for safety, community support including medical and mental health programs, and environmental support, which provisions, if approved by the court, will be in effect between five years and twenty years. The Ohio AG did not join this settlement, and the litigation remains ongoing in the Ohio AG case. Both Norfolk Southern and the Ohio AG filed summary judgment motions, and Norfolk Southern filed six Daubert motions. On March 9, 2026, the Court granted a motion to intervene filed by two individuals who live and/or work near the derailment site. In granting the motion to intervene, the Court stayed the pending summary judgment and Daubert motions until it determines whether additional discovery is necessary. The Court has since lifted its stay of the Daubert motions and ordered an exchange of discovery. Total Incident-related environmental liabilities related to ongoing environmental monitoring activities and regulatory oversight are $184 million and $191 million at September 30, 2026 and December 31, 2025, respectively.

With respect to the Incident, we have recognized approximately $1.1 billion in insurance recoveries (including $3 million and $16 million during the third quarters of 2026 and 2025, respectively, and $7 million and $314 million during the first nine months of 2026 and 2025, respectively), principally from excess liability (re)insurers. By June 30, 2025, we exhausted coverage under our liability insurance policies with respect to the Incident. With the exception of amounts that have been recognized, potential future recoveries under our property and other insurance coverage have not yet been recorded (given the insurers’ ongoing evaluation of our claims).

We also became subject to numerous federal, state, and local government and regulatory agency inquiries and investigations as a result of the Incident, including by, among others, the Federal Railroad Administration (FRA) and the Occupational Safety and Health Administration, both of which have now settled, and the Pennsylvania AG (collectively, the Incident Inquiries and Investigations). As a result, we now believe a substantial majority of Incident Inquiries and Investigations have been resolved.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $58 million at September 30, 2026 and $63 million at December 31, 2025, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2026 and December 31, 2025, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 69 known locations and projects. At September 30, 2026, eighteen sites accounted for $51 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

During 2026, we entered into additional unconditional purchase obligations of approximately $300 million through 2030 for track and locomotive materials.

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

OVERVIEW

Since 1827, Norfolk Southern Corporation and its predecessor companies have safely moved the goods and materials that drive the U.S. economy. Our dedicated team members deliver a wide variety of commodities annually for our customers, from agriculture to consumer products, and help them reduce carbon emissions by shipping via rail. We have the most extensive intermodal network in the eastern U.S. Our network serves a majority of the country's population and manufacturing base, with connections to every major container port on the Atlantic coast as well as major ports along the Gulf Coast and Great Lakes.
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

Our performance in the third quarter reflected revenue growth that drove an increase in earnings. Higher fuel prices significantly impacted both railway operating revenues and expenses in the quarter. Our financial results were further impacted by lower gains from property sales, the absence of insurance recoveries related to the Eastern Ohio incident, and higher merger-related expenses. For the third quarter, we achieved an operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 67.4%, and an adjusted operating ratio of 65.4% (see our non-GAAP reconciliations beginning on page 26). We remain committed to being a safe, productive, resilient, and efficient railroad with industry-competitive margins.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2026	2025	% change	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating revenues	$3,526	$3,103	14%	$9,989	$9,206	9%
Railway operating expenses	$2,376	$2,005	19%	$6,838	$5,787	18%
Income from railway operations	$1,150	$1,098	5%	$3,151	$3,419	(8%)
Net income	$759	$711	7%	$2,040	$2,229	(8%)
Diluted earnings per share	$3.37	$3.16	7%	$9.06	$9.88	(8%)
Railway operating ratio (percent)	67.4	64.6	4%	68.5	62.9	9%

Income from railway operations, net income, and diluted earnings per share increased in the third quarter but decreased for the first nine months. Railway operating revenues were higher in both periods, driven by increased average revenue per unit, reflecting higher fuel surcharge revenue, and increased volume. Railway operating expenses increased in both periods, reflecting inflationary pressures inclusive of higher fuel costs, increased merger-related expenses, and lower gains from property sales. The absence of insurance recoveries related to the Eastern Ohio incident recognized in 2025 influenced both periods and significantly contributed to the decline in income from railway operations, net income, and diluted earnings per share for the first nine months of 2026.

The following tables adjust our GAAP financial results for the third quarters and first nine months of 2026 and 2025 to exclude merger-related expenses and the overall impact on operating expenses resulting from costs and recoveries associated with the Incident. The adjusted results for the third quarter of 2025 and first nine months of 2026 and 2025 also exclude restructuring and other charges. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding these items. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for Third Quarter 2026
	Reported (GAAP)	Merger-Related Expenses	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,376	$(42)	$(28)	$2,306
Income from railway operations	$1,150	$42	$28	$1,220
Net income	$759	$35	$21	$815
Diluted earnings per share	$3.37	$0.16	$0.09	$3.62
Railway operating ratio (percent)	67.4	(1.2)	(0.8)	65.4

	Non-GAAP Reconciliation for Third Quarter 2025
	Reported (GAAP)	Merger - Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,005	$(15)	$(12)	$(13)	$1,965
Income from railway operations	$1,098	$15	$12	$13	$1,138
Net income	$711	$11	$9	$10	$741
Diluted earnings per share	$3.16	$0.05	$0.04	$0.05	$3.30
Railway operating ratio (percent)	64.6	(0.5)	(0.4)	(0.4)	63.3

In the table below, references to the results for the third quarters of 2026 and 2025 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the previous tables.

	Adjusted (non-GAAP)
	Third Quarter
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating expenses	$2,306	$1,965	17%
Income from railway operations	$1,220	$1,138	7%
Net income	$815	$741	10%
Diluted earnings per share	$3.62	$3.30	10%
Railway operating ratio (percent)	65.4	63.3	3%

	Non-GAAP Reconciliation for First Nine Months 2026
	Reported (GAAP)	Merger-Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$6,838	$(145)	$(6)	$(53)	$6,634
Income from railway operations	$3,151	$145	$6	$53	$3,355
Net income	$2,040	$120	$5	$40	$2,205
Diluted earnings per share	$9.06	$0.53	$0.02	$0.18	$9.79
Railway operating ratio (percent)	68.5	(1.5)	(0.1)	(0.5)	66.4

	Non-GAAP Reconciliation for First Nine Months 2025
	Reported (GAAP)	Merger - Related Expenses	Restructuring and Other Charges	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$5,787	$(15)	$(22)	$219	$5,969
Income from railway operations	$3,419	$15	$22	$(219)	$3,237
Net income	$2,229	$11	$17	$(166)	$2,091
Diluted earnings per share	$9.88	$0.05	$0.07	$(0.73)	$9.27
Railway operating ratio (percent)	62.9	(0.2)	(0.3)	2.4	64.8

In the table below, references to the results for the first nine months of 2026 and 2025 and related comparisons use the adjusted, non-GAAP results from the reconciliations in the previous tables.

	Adjusted (non-GAAP)
	First Nine Months
	2026	2025	% change
	($ in millions, except per share amounts)

Railway operating expenses	$6,634	$5,969	11%
Income from railway operations	$3,355	$3,237	4%
Net income	$2,205	$2,091	5%
Diluted earnings per share	$9.79	$9.27	6%
Railway operating ratio (percent)	66.4	64.8	2%

On an adjusted basis, income from railway operations, net income, and diluted earnings per share increased in the third quarter and first nine months due to higher railway operating revenues, driven by higher average revenue per unit, primarily driven by increased fuel surcharge revenue, and increased volume. Partially offsetting the increase in revenues were higher adjusted railway operating expenses, reflecting higher fuel prices, inflation, and lower gains from property sales.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2026	2025	% change	2026	2025	% change
Merchandise:
Agriculture, forest and consumer products	$696	$630	10%	$1,994	$1,911	4%
Chemicals	658	569	16%	1,871	1,650	13%
Metals and construction	516	448	15%	1,409	1,320	7%
Automotive	318	322	(1%)	932	923	1%
Merchandise	2,188	1,969	11%	6,206	5,804	7%
Intermodal	919	759	21%	2,576	2,262	14%
Coal	419	375	12%	1,207	1,140	6%
Total	$3,526	$3,103	14%	$9,989	$9,206	9%

Units
Merchandise:
Agriculture, forest and consumer products	186.7	182.5	2%	552.3	552.5	—%
Chemicals	154.0	141.3	9%	449.0	412.4	9%
Metals and construction	175.4	168.0	4%	489.9	487.4	1%
Automotive	95.4	103.3	(8%)	288.8	295.6	(2%)
Merchandise	611.5	595.1	3%	1,780.0	1,747.9	2%
Intermodal	1,060.6	1,032.1	3%	3,105.3	3,065.9	1%
Coal	181.4	176.7	3%	547.5	523.1	5%
Total	1,853.5	1,803.9	3%	5,432.8	5,336.9	2%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,728	$3,453	8%	$3,611	$3,458	4%
Chemicals	4,277	4,028	6%	4,168	4,001	4%
Metals and construction	2,944	2,672	10%	2,876	2,710	6%
Automotive	3,325	3,115	7%	3,225	3,122	3%
Merchandise	3,579	3,310	8%	3,487	3,321	5%
Intermodal	866	735	18%	829	738	12%
Coal	2,311	2,120	9%	2,205	2,179	1%
Total	1,902	1,721	11%	1,839	1,725	7%

Railway operating revenues increased $423 million and $783 million in the third quarter and first nine months, respectively. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$54	$21	$10	$107	$29	$53
Fuel surcharge revenue	119	114	27	198	241	41
Rate, mix and other	46	25	7	97	44	(27)

Total	$219	$160	$44	$402	$314	$67

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $468 million and $208 million in the third quarters of 2026 and 2025, respectively, and $1.1 billion and $613 million for the first nine months of 2026 and 2025, respectively. Fuel surcharge revenues for the remainder of the year are expected to increase compared to the prior year based on current fuel commodity prices.

Merchandise

Merchandise revenues were higher in both periods due to increased average revenue per unit, driven by increased fuel surcharge revenue and pricing, and higher volume.

Agriculture, forest and consumer products volume increased in the third quarter and was flat for the first nine months. Ethanol shipments increased in both periods due to increased demand. Corn shipments increased in the third quarter as depleted local grain supplies in the Southeast increased demand for rail transportation. Corn shipments decreased for the first nine months, primarily due to reduced shipments to the Southeast during the first half of the year.

Chemicals volume rose in both periods primarily due to higher shipments of sand, natural gas liquids, and petroleum products. Sand and petroleum products shipments increased due to strong demand to support natural gas drilling, while natural gas liquids volume rose due to increased domestic and export demand.

Metals and construction volume increased in both periods primarily driven by increased cement, steel coil, and scrap metal shipments due to increased demand, partially offset by lower aggregate shipments as a result of idled customer facilities.

Automotive volume declined in both periods driven by supply chain constraints, unplanned production downtime, and model discontinuations for certain manufacturers.

Intermodal

Intermodal revenues were higher in both periods due to increased average revenue per unit, driven by increased fuel surcharge revenue and pricing, and higher volume.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2026	2025	% change	2026	2025	% change

Domestic	678.7	616.7	10%	1,951.4	1,828.6	7%
International	381.9	415.4	(8%)	1,153.9	1,237.3	(7%)

Total	1,060.6	1,032.1	3%	3,105.3	3,065.9	1%

Domestic volume increased in both periods as a result of an increase in freight demand and constrained truck capacity. International volume declined in both periods due to lower volumes through East Coast ports as a result of congestion at Asian ports and ocean carriers redeploying capacity to West Coast ports.

Coal

Coal revenues increased in both periods due to increased average revenue per unit, driven by increased fuel surcharge revenue, and higher volume. The increase for the first nine months was partially offset by reduced pricing.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2026	2025	% change	2026	2025	% change

Utility	8,554	8,735	(2%)	26,448	25,343	4%
Export	8,184	7,434	10%	25,759	23,198	11%
Domestic metallurgical	2,450	2,661	(8%)	6,511	7,488	(13%)
Industrial	1,259	977	29%	3,088	2,712	14%

Total	20,447	19,807	3%	61,806	58,741	5%

Utility tonnage decreased in the third quarter but increased for the first nine months. The third quarter decline was primarily due to customer plant outages and service disruptions. The increase for the first nine months was driven by higher winter natural gas prices and restocking of customer inventories earlier in the year. Export tonnage increased in both periods due to increased metallurgical coal production and supportive seaborne coal pricing. Domestic metallurgical tonnage decreased in both periods due to idled customer facilities. Industrial coal tonnage increased in both periods as a result of increased market share.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2026	2025	% change	2026	2025	% change

Compensation and benefits	$753	$738	2%	$2,237	$2,169	3%
Purchased services	433	414	5%	1,286	1,224	5%
Equipment rents	113	105	8%	332	313	6%
Fuel	420	237	77%	1,081	700	54%
Depreciation	363	348	4%	1,073	1,040	3%
Materials	111	104	7%	318	302	5%
Claims	87	75	16%	209	200	5%
Other	26	(32)	181%	98	45	118%
Merger-related expenses	42	15	180%	145	15	867%
Restructuring and other charges	—	12	(100%)	6	22	(73%)
Eastern Ohio incident	28	(11)	355%	53	(243)	122%

Total	$2,376	$2,005	19%	$6,838	$5,787	18%

Compensation and benefits expense increased in both periods as follows:

•pay rates (up $23 million for the quarter and $66 million for the first nine months),
•health and welfare benefits (up $6 million for the quarter and $18 million for the first nine months),
•overtime (up $6 million for the quarter and $12 million for the first nine months),
•incentive and stock-based compensation (down $7 million for the quarter and $11 million for the first nine months),
•employee activity levels (down $3 million for the quarter and $15 million for the first nine months), and
•other (down $10 million for the quarter and $2 million for the first nine months).

Average rail headcount for the quarter was down by 160 compared with the third quarter of 2025.

Purchased services includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint facilities with other railroads. Expense increased in both periods primarily due to higher technology-related costs and increased expenses associated with intermodal operations.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods primarily due to higher short-term locomotive resource costs and greater time-and-mileage expense.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in both periods primarily due to higher locomotive fuel prices. We expect fuel expense for the remainder of the year to increase compared to the prior year based on current fuel commodity prices.

Depreciation expense increased in both periods due to a higher asset base.

Materials expense increased in both periods primarily due to higher locomotive and intermodal materials cost.

Claims expense includes costs related to personal injury, property damage, and environmental matters. Claims expense increased in both periods. The increase in the third quarter was primarily due to higher personal injury expenses and accident-related costs. The increase for the first nine months reflected higher accident-related costs and the absence of a prior year favorable third-party settlement, partially offset by lower expenses related to personal injury case development.

Other expense increased in both periods primarily due to lower gains from operating property sales, partially offset by insurance recoveries unrelated to the Incident. The increase for the first nine months was also partially offset by lower allowances for losses. Gains from the sales of operating property totaled $1 million and $85 million in the third quarter of 2026 and 2025, respectively, and $19 million and $142 million for the first nine months of 2026 and 2025, respectively.

Merger-related expenses primarily relate to costs associated with employee retention agreements, third-party advisor fees, and legal fees that totaled $42 million and $15 million in the third quarters of 2026 and 2025, respectively, and $145 million and $15 million for the first nine months of 2026 and 2025, respectively.

Restructuring and other charges were $6 million in 2026 related to severance costs associated with organizational changes. During 2025, we recorded expenses of $12 million in the third quarter and $22 million for the first nine months, primarily related to the rationalization of certain software development projects and the restructuring of certain technology functions.

Eastern Ohio incident expenses were $28 million in the third quarter of 2026, whereas recoveries exceeded additional Incident-related expenses by $11 million in the third quarter of 2025. For the first nine months of 2026, we incurred expenses of $53 million for costs associated with the Incident, whereas recoveries exceeded additional Incident-related expenses by $243 million for the first nine months of 2025. Cash payments attributable to the Incident were $345 million during the first nine months of 2026, while insurance recoveries collected exceeded payments by $227 million during the first nine months of 2025, which are presented in “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows. For further details regarding the Incident, see Note 13.

Other income – net

Other income – net increased $7 million in the third quarter and $19 million for the first nine months primarily due to higher pension and postretirement benefits, partially offset by lower returns on COLI.

Income taxes

The effective tax rate for the third quarter and first nine months of 2026 was 23.1% and 23.3%, respectively, compared with 23.1% for both periods in 2025.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.7 billion for the first nine months of 2026, compared with $3.3 billion for the same period of 2025. The decrease was driven by higher cash payments related to the Incident. We had negative working capital of $356 million and $577 million at September 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents totaled $1.6 billion and $1.5 billion at September 30, 2026 and December 31, 2025, respectively.

Cash used in investing activities was $1.1 billion for the first nine months of 2026, compared with $1.9 billion for the same period last year. The decrease was driven by the absence of COLI loan repayments that occurred in 2025, coupled with higher proceeds from property sales and other transactions and lower property additions in the current year. For 2026, we expect property additions to approximate $2.1 billion.

Cash used in financing activities was $1.5 billion for the first nine months of 2026, compared with $1.6 billion for the same period last year. The decrease reflects lower repurchases of Common Stock, partially offset by lower proceeds from borrowing and higher debt repayments. We did not repurchase any Common Stock during the first nine months of 2026, while we repurchased $534 million during the same period last year. As of September 30, 2026, $6.3 billion remains authorized by our Board of Directors for repurchase. With limited exceptions, the Merger Agreement prohibits the Company from repurchasing shares of its common stock without approval by Union Pacific. As a result, the Company has suspended share repurchase activities.

In April 2026, we entered into a non-cancellable finance lease for an office building in replacement of a previous operating lease. The lease term is for five years and includes options to renew, purchase, or sell the building at the end of the lease. We recorded a right-of-use asset of $117 million and a finance lease liability of $115 million, based on the initial five-year term. The lease contains a residual value guarantee of approximately $499 million for the total construction cost of the building. We determined no amounts are probable of being owed under the guarantee and, as such, were not included in the measurement of the finance lease liability.

In May 2026, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. Amounts under our accounts receivable securitization program are borrowed and repaid from time to time in the ordinary course for general corporate and cash management purposes. The term of our accounts receivable securitization program expires in May 2027. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at September 30, 2026 and $397 million at December 31, 2025.

We have in place an $800 million credit agreement. The agreement expires in January 2029, and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either September 30, 2026 or December 31, 2025, and we are in compliance with all of its covenants.

We have in place an agreement that provides us the ability to issue up to $800 million of unsecured commercial paper and is backed by our credit agreement. The unsecured short-term commercial paper program provides for borrowing at prevailing rates and includes covenants. At both September 30, 2026 and December 31, 2025, we had no outstanding commercial paper, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and have the ability to borrow against these policies. We had no amounts borrowed against these policies at September 30, 2026 and December 31, 2025. Our remaining borrowing capacity was approximately $575 million and $595 million at September 30, 2026 and December 31, 2025, respectively.

Our debt-to-total capitalization ratio was 49.8% at September 30, 2026 and 52.4% at December 31, 2025. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, ability to reduce shareholder distributions, and ability to moderate or defer property additions provide additional flexibility to meet our ongoing obligations in the short- and long-term, subject to certain restrictions on incurring additional indebtedness under the Merger Agreement. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2025, with the exception of approximately $300 million of additional unconditional purchase obligations, which extend through 2030.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  The following important factors, including those discussed or defined under “Risk Factors” in our latest Form 10-K as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements:

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2026.  Based on such evaluation, our officers have concluded that, at September 30, 2026, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2026, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased under the Publicly Announced Plans or Programs (1)

July 1-31, 2026	—	$—	—	$6,339,415,156
August 1-31, 2026	—	—	—	6,339,415,156
September 1-30, 2026	—	—	—	6,339,415,156

Total	—		—

1.On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of September 30, 2026, $6.3 billion remains authorized for repurchase, until such amount is exhausted. With limited exceptions, the Merger Agreement prohibits repurchases of our Common Stock without Union Pacific’s consent. As a result, we suspended repurchases upon entering into the Merger Agreement.

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

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2026 and 2025; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2026 and 2025; (iii) the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2026 and 2025; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2026 and 2025; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 22, 2026	/s/ Jason A. Zampi
Jason A. Zampi Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Signature)

Date:	October 22, 2026	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)